Form 10-Q
period 1998-09-30
FINGER LAKES FINANCIAL CORP
filed 1998-11-16
CIK 1062423

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                     ---------------------------------------

                                    FORM 10-Q

                                   (Mark One)

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         X   SECURITIES EXCHANGE ACT OF 1934
        ___
             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                            ------------------
                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ___  SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________  to  ________

                        COMMISSION FILE NUMBER 000-24809
                        --------------------------------

                          FINGER LAKES FINANCIAL CORP.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

       UNITED STATES                                    16-1551047
-------------------------------                     ---------------------
(State or other jurisdiction of                       (I.R.S. Employer
(incorporation or organization)                     Identification Number)

470 EXCHANGE STREET, GENEVA, NEW YORK                       14456
-------------------------------------                     ----------
(Address of principal executive office)                   (Zip Code)

Registrant's telephone number, including area code: (315) 789-3838

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---
                  Number of shares outstanding of common stock
                            as of September 30, 1998

 COMMON STOCK, $.01 PAR VALUE                            3,570,000
 ----------------------------                            ---------
           Class                                        Outstanding

                          FINGER LAKES FINANCIAL CORP.

                                    Form 10-Q


                                      INDEX

                                                                                               Page
         PART I -  FINANCIAL INFORMATION

                  Item 1 - Financial Statements:

                           Consolidated Statements of Financial Condition                        3
                           Consolidated  Statements of Operations                                4
                           Consolidated  Statements of Cash Flow                                 5, 6
                           Consolidated  Statements of Changes in Stockholders' Equity           7
                           Notes of Financial Statements                                         8 - 10
                           Earnings per Share Reconciliation                                     11

                  Item 2 -  Management's Discussion and Analysis of
                                    Financial Condition and Results of Operations                11 - 15

                  Item 3 - Quantitative & Qualitative Disclosure about
                                            Market Risk                                          16

         PART II -  OTHER INFORMATION

                  Item 1 - Legal Proceedings                                                     17
                  Item 2 - Changes in Securities and Use of Proceeds                             17
                  Item 3 - Defaults Upon Senior Securities                                       17
                  Item 4 - Submission of Matters to a Vote of Security Holders                   17
                  Item 5 - Other Information                                                     17
                  Item 6 - Exhibits and Reports on Form 8-K                                      17,18

                  Signatures                                                                     19

                  Index to Exhibits                                                              20, 21

Item 1 - Financial Statements

                          FINGER LAKES FINANCIAL CORP.
                          ----------------------------

                 Consolidated Statements of Financial Condition
                      (in thousands, except per share data)
                                   (unaudited)

                                                                    September 30,      December 31,
                                                                        1998               1997
                                                                    -------------      ------------
Assets
------

Cash and due from banks                                                $   2,933            4,394
Securities available for sale, at fair value                             115,361           99,880
Securities held to maturity, fair value
     of $7,085 at September 30, 1998 and
     $14,136 at December 31, 1997                                          7,039           14,096

Loans                                                                    139,281          119,589
         Less allowance for loan losses                                    1,243            1,149
                                                                       ---------          -------
Net loans                                                                138,038          118,440

Accrued interest receivable                                                1,774            1,806
Federal Home Loan Bank Stock, at cost                                      2,474            2,071
Premises and equipment, net                                                4,591            3,650
Other assets                                                               3,231            3,371
                                                                       ---------          -------
         Total assets                                                  $ 275,441          247,708
                                                                       =========          =======

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
     Deposits                                                          $ 203,942          186,534
     Advances from Federal Home Loan Bank                                 46,445           36,721
     Other borrowings                                                        226              253
     Other liabilities                                                     2,403            2,521
                                                                       ---------          -------
         Total Liabilities                                               253,016          226,029
                                                                       ---------          -------

Stockholders' Equity:
     Preferred Stock; authorized 10,000,000
       shares; issued and outstanding - none                                --               --
     Common Stock, $.01 par value; 20,000,000
       shares authorized; 3,570,000 shares at
       September 30, 1998 and December 31, 1997,
       issued and outstanding                                                 36               36
     Additional paid-in capital                                            4,738            4,676
     Retained earnings                                                    17,359           16,787
     Accumulated other comprehensive income                                  518              433
     Less - Unallocated shares of ESOP                                      (226)            (253)
                                                                       ---------          -------

         Total stockholders' equity                                       22,425           21,679
                                                                       ---------          -------

Total Liabilities and Stockholders' Equity                             $ 275,441          247,708
                                                                       =========          =======

See accompanying notes to financial statements

                          FINGER LAKES FINANCIAL CORP.
                          ----------------------------

                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                          Three Months                               Nine Months
                                                        Ended September 30,                     Ended September 30,
                                                        -------------------                     -------------------
                                                     1998                1997                 1998                 1997
                                               -----------------    ----------------     ----------------     ----------------

        Interest income:
             Loans                             $      2,802               2,210                7,959                6,252
             Securities                               1,882               1,759                5,715                5,205
             Other                                        9                  23                   12                   43
                                               ------------               -----                -----                -----
                                                      4,693               3,992               13,686               11,500
                                               ------------               -----                -----                -----

        Interest expense:
             Deposits                                 2,272               2,025                6,429                5,590
             Borrowings                                 613                 312                1,803                1,046
                                               ------------               -----                -----                -----
                                                      2,885               2,337                8,232                6,636
                                               ------------               -----                -----                -----

                 Net Interest Income                  1,808               1,655                5,454                4,864

        Provision for loan losses                        60                  30                  180                  120
                                               ------------               -----                -----                -----

        Net interest income after provision
             for loan losses                          1,748               1,625                5,274                4,744
                                               ------------               -----                -----                -----

        Other operating income:
             Service charges                            200                 117                  560                  378
             Net gain from sales of
             securities & other assets                   84                  65                  269                  120
             Other                                       11                (15)                   37                    8
                                               ------------               -----                -----                -----
                                                        295                 167                  866                  506
                                               ------------               -----                -----                -----

        Operating expenses:
             Salaries and employee benefits             850                 741                2,450                2,114
             Office occupancy and equipment             310                 208                  873                  614
             Deposit insurance premiums                  28                  24                   85                   73
             Professional fees                           97                  63                  277                  275
             Data processing                             26                  60                   71                  163
             Real estate owned                            9                  22                   37                   82
             Other                                      351                 353                1,074                  951
                                               ------------               -----                -----                -----
                                                      1,671               1,471                4,867                4,272
                                               ------------               -----                -----                -----

        Income before income taxes                      372                 321                1,273                  978

        Income taxes                                    142                 128                  501                  391
                                               ------------               -----                -----                -----

        Net income                             $        230                 193                  772                  587
                                               ============               =====                =====                =====

        Earnings per common share - basic      $       0.06                0.05                 0.22                 0.16
                                               ============               =====                =====                =====

        Earnings per common share - diluted    $       0.06                0.05                 0.21                 0.16
                                               ============               =====                =====                =====

      See accompanying notes to financial statements

                          FINGER LAKES FINANCIAL CORP.
                          ----------------------------

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                        Three Months                     Nine Months
                                                     Ended September 30,             Ended September 30,
                                                     -------------------            --------------------
                                                    1998             1997           1998             1997
                                                 ---------         ---------      --------         -------
Cash flows for operating activities:
Net Income                                       $    231             193             772             587
  Adjustments to reconcile net
  income to net cash provided by
  operating activities:
     Depreciation and amortization                    154              90             431             256
     Amortization of loan fees,
       discounts and premiums                          83              35             236             141
     Provision for losses on loans                     60              30             180             120
     Net gain from sale of
       securities & other assets                      (85)            (65)           (269)           (120)
     Net loss (gain) from sale of REO                 (10)             15             (20)             18
     Decrease/(increase) in accrued
       interest receivable                            224            (509)             32            (302)
     Decrease/(increase) in other assets              205             169              59            (122)
     Increase/(decrease) in other
       liabilities                                   (115)           (773)            (59)            188
                                                 --------         -------         -------         -------

Net cash provided by operating activities             747            (815)          1,362             766
                                                 --------         -------         -------         -------

Cash flow from investing activities:
  Proceeds from maturities of and
     principal collected on securities
     available for sale                             6,616           3,688          21,266           9,482
  Proceeds from maturities of and
     principal collected on securities
     held to maturity                                --             1,000           7,700           3,050
  Proceeds from sales of securities
     available for sale                            16,557          11,078          42,668          23,865
  Purchase of securities available for
     sale                                         (34,941)        (23,600)        (79,915)        (43,892)
  Purchase of securities held to maturity            --              --              --            (3,997)
  Loans to customers                              (25,178)         (9,093)        (55,568)        (28,002)
  Loans purchased                                    (216)           (924)           (385)         (1,598)
  Loans sold                                       10,384           1,170          14,134           2,573
  Principal collected on loans                     10,149           2,175          21,946          10,411
  Proceeds from sale of real estate owned              14               9             175             137
  Purchase of FHLB stock                             --              --              (403)           (285)
  Purchase of premise and equipment, net             (440)           (853)         (1,372)         (1,853)
                                                 --------         -------         -------         -------

Net cash used in investing activities             (17,055)        (15,350)        (29,754)        (30,109)
                                                 --------         -------         -------         -------

                          FINGER LAKES FINANCIAL CORP.
                          ----------------------------

                Consolidated Statements of Cash Flows, continued
                                 (in thousands)
                                   (unaudited)

                                                               Three Months                     Nine Months
                                                            Ended September 30,            Ended September 30,
                                                            -------------------            -------------------
                                                          1998              1997           1998            1997
                                                       ----------        ----------     ----------      ----------
Cash flows for financing activities:
  Net increase (decrease) in savings
     and demand accounts                                 $  2,836             103            (202)         12,889
  Net increase in time deposits                            13,594           9,191          17,609          16,989
  Net advances (repayments) from FHLB                         174           1,329           9,724          (3,363)
  Principal payments of ESOP debt                              (9)            (17)            (27)            (50)
  Release of unallocated ESOP common
     stock                                                      9              17              27              50
  Common stock dividends                                      (71)            (59)           (200)           (177)
                                                         --------         -------         -------         -------

     Net cash provided by financing
       activities                                          16,533          10,564          26,931          26,338
                                                         --------         -------         -------         -------

Net increase (decrease) in cash and cash
  equivalents                                                 225          (5,601)         (1,461)         (3,005)
                                                         --------         -------         -------         -------


Cash and cash equivalents at beginning
  of period                                                 2,708           8,962           4,394           6,366
                                                         --------         -------         -------         -------

Cash and cash equivalents at end of
  period                                                 $  2,933           3,361           2,933           3,361
                                                         ========         =======         =======         =======

Supplemental disclosure of cash flow information:
 Cash paid during the
  period for:
     Interest                                               2,766           2,485           8,025           6,721
     Income taxes                                             120              90             435             260

  Non-cash investing activities:
     Change in net unrealized gain
       on securities available for                            (92)             61              85             429
       sale
  Transfer of loans to real estate owned                       76              32             233              53


See accompanying notes to financial statements

                          FINGER LAKES FINANCIAL CORP.
            Consolidated Statement of Changes in Stockholders' Equity
                                 (in thousands)
                                   (unaudited)

                                                    Additional               Accumulated Other
                                          Common    Paid - in     Retained      Comprehensive     Unallocated
                                           Stock     Capital      Earnings         Income        Shares of ESOP     Total
                                          ------    ----------    --------         ------        --------------     -----
Balance at December 31, 1997                $36       4,676        16,787           433               (253)         21,679
                                            ---       -----        ------          ----               ----          ------

Comprehensive:
  Net income                                 --          --           772            --                 --             772
  Other comprehensive income, net of tax
       Unrealized gains
       (losses) on securities, net of
       reclassification adjustment           --          --            --            85                 --              85
                                            ---       -----        ------          ----               ----          ------
Total Comprehensive income                   --          --           772            85                 --             857
                                            ---       -----        ------          ----               ----          ------

Allocation of shares under ESOP              --          62            --            --                 27              89

Cash dividends declared*                     --          --          (200)           --                 --            (200)
                                            ---       -----        ------          ----               ----          ------

Balance at September 30, 1998               $36       4,738        17,359           518               (226)         22,425
                                            ===       =====        ======          ====               ====          ======

Disclosure of reclassification adjustments
------------------------------------------

Unrealized holding gains arising during period                                     $130

Less: reclassification adjustment for gains included in net income, net of tax      (45)
                                                                                   ----
Net unrealized gains (losses) on securities                                        $ 85
                                                                                   =====


*Finger Lakes Financial Corporation, M.H.C., which owned 2,389,948 shares of stock in the Company, waived receipt of its dividend thereby reducing the actual dividend payment to the amount shown above. The amount of dividends waived by the mutual holding company were $406,300 for the nine months ended September 30, 1998.

FINGER LAKES FINANCIAL CORP.

PART I:  NOTES TO FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments consisting of only normal recurring adjustments or accruals which are necessary for a fair presentation of the financial statements have been made at and for the three and nine months ended September 30, 1998 and 1997. The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results which may be expected for an entire fiscal year.

(2)      PLAN OF REORGANIZATION
         ----------------------

          A reorganization into a two-tier mutual holding company structure (the "Reorganization") was accomplished on August 17, 1998 under the Agreement and Plan of Reorganization (the "Plan of Reorganization"), which was unanimously adopted by the Board of Directors on December 15, 1997 and approved by the shareholders on April 23, 1998. Pursuant to the Plan of Reorganization, Savings Bank of the Finger Lakes, FSB (the "Savings Bank"), the prior reporting company, became a wholly-owned subsidiary of Finger Lakes Financial Corp. (the "Company"), a newly formed stock corporation which is majority owned by Finger Lakes Financial Corp., M.H.C. (the "Mutual Holding Company"). All references in this document to the Company include activities of both Finger Lakes Financial Corp. and Savings Bank of the Finger Lakes. In the Reorganization, each outstanding share of the Savings Bank Common Stock was converted into one share of the common stock, par value $.01 per share, of the Company ("Holding Company Common Stock"), and the holders of Savings Bank Common Stock became the holders of all of the outstanding shares of Holding Company Common Stock. The Company was incorporated solely for the purpose of becoming a savings and loan holding company and has no prior operating history. The Reorganization had no impact on the operations of the Savings Bank or the Mutual Holding Company. The Savings Bank has continued its operations at the same locations, with the same management, and subject to all the rights, obligations and liabilities of the Saving Bank existing immediately prior to the Reorganization.

(3)      EARNINGS PER SHARE
         ------------------

         The Company adopted Statement of Financial Accounting Standards (SFAS No. 128), Earnings Per Share in 1997. SFAS No. 128 supersedes APB Opinion No. 15, Earnings Per Share (APB 15) and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Net income per share for the prior periods was restated after the effective date of this statement . The adoption of SFAS No. 128 did not have a material impact on the Company's financial statements.

         Basic net income per share for the three and nine month periods ended September 30, 1998 and 1997 was computed by dividing net income by the weighted average number of total common stock shares outstanding during the period and contingently issuable shares. Diluted net income per share reflects the effects of common stock issuable upon exercise of dilutive options and stock grants.

(4)      STOCK SPLIT
         -----------

         On January 20, 1998, the Board declared a two-for-one stock split in the form of a 100% common stock dividend payable March 2, 1998 to stockholders of record as of February 13, 1998. The stock split increased the Company's outstanding common shares from 1,785,000 to 3,570,000 shares. All references in the financial statements and notes thereto to number of shares, per-share amounts and stock option and stock grant data and fair value of the Company's common stock have been restated giving retroactive recognition to the stock split.

(5)      DIVIDENDS
         ---------

         On January 6, 1998, the Company notified the OTS of its intention to make capital distributions to its stockholders in the form of cash dividends of up to $.08 per share per quarter for the four-quarter period beginning with the quarter ended December 31, 1997. On the same date, Finger Lakes Financial Corporation, M.H.C. notified the OTS of its intention to waive dividends on its shares of the Company's common stock for the same four-quarter period. The Company declared a regular cash dividend of $.06 per share on October 19, 1998 payable November 10, 1998 to stockholders of record October 31, 1998.

(6)      IMPACT OF NEW ACCOUNTING STANDARDS
         ----------------------------------

         Effective January 1, 1998 the Savings Bank adopted the remaining provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which relates to the accounting for securities lending, repurchase agreements, and other secured financing activities. These provisions, which were delayed for implementation by SFAS No. 127, did not have a material impact on the Savings Bank. In addition, the FASB is considering certain amendments and interpretations of SFAS No. 125 which, if enacted in the future, could affect the accounting for transactions within their scope.

         On January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consist of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates. Comprehensive income for the three-month periods ended September 30, 1998 and 1997 was $625,000 and $254,000, respectively. Comprehensive income for the nine month periods ended September 30, 1998 and 1997 was $857,000 and $1,016,000, respectively.

         During the first quarter of 1998 the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which revises the requirements for disclosing segment data. The new standard has not resulted in significant changes in the Company's reporting.

         The Financial Accounting Standards Board (FASB) issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" in February 1998. This statement revises employers' disclosures about pension and other post retirement benefit plans. It does not change the measurement or the recognition of these plans. The statement is effective for the Company in 1998 and will not impact its financial position or results of operations.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. The statement requires the Company to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument depends on the intended use of the derivative and the type of risk being hedged. This statement is effective for all fiscal quarters beginning January 1, 2000 for calendar year companies. Earlier adoption, however, is permitted. At the present time, the Company has not fully analyzed the effect or timing of the adoption of SFAS 133 on its consolidated financial statements.

         In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities". This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after securitization of other types of assets by a non-mortgage banking enterprise. This statement is effective for the first quarter beginning on January 1, 1999. This statement will not have any impact on the Company's financial position or results of operations as the Company does not currently securitize mortgage loans.

(7)   EARNINGS PER SHARE RECONCILIATION
      ---------------------------------

      The following table is a reconciliation of the numerator and denominator used in calculating the Company's basic and diluted earnings per share, (unaudited/in thousands, except earnings per share):

                                        -------------------------------------1998---------------------------------

                                        3rd Quarter          3rd Quarter         Year to Date         Year to Date
                                           Basic               Diluted              Basic               Diluted
                                           -----               -------              -----               -------

Net Income                                 $  230                  230                  772                  772
                                           ------                -----                -----                -----

Weighted average shares                     3,570                3,570                3,570                3,570
Contingently issuable shares                    7                    7                    7                    7
Stock options                                 ---                   44                  ---                   48
Stock grants                                  ---                   40                  ---                   38
                                           ------                -----                -----                -----

Total weighted average shares,
     options and grants                     3,577                3,660                3,577                3,663
                                           ======                =====                =====                =====

Earnings Per Share                         $ 0.06                 0.06                 0.22                 0.21
                                           ======                =====                =====                =====

                                        -------------------------------------1997---------------------------------

                                        3rd Quarter          3rd Quarter         Year to Date         Year to Date
                                           Basic               Diluted              Basic               Diluted
                                           -----               -------              -----               -------
Net Income                                 $  193                  193                  587                  587
                                           ------                -----                -----                -----

Weighted average shares                     3,570                3,570                3,570                3,570
Contingently issuable shares                    5                    5                    3                    3
Stock options                                 ---                   23                  ---                   11
Stock grants                                  ---                   25                  ---                   27
                                           ------                -----                -----                -----

Total weighted average shares,
     options and grants                     3,575                3,623                3,573                3,611
                                           ======                =====                =====                =====

Earnings Per Share                         $ 0.05                 0.05                 0.16                 0.16
                                           ======                =====                =====                =====

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

CHANGES IN FINANCIAL CONDITION
------------------------------

At September 30, 1998, the Company's total assets, liabilities and stockholders' equity amounted to $275.4 million, $253.0 million, and $22.4 million, respectively, compared to $247.7 million, $226.0 million and $21.7 million, respectively, at December 31, 1997. Total assets increased $27.7 million or 11.2% during the nine month period ended September 30, 1998. This increase was due primarily to a $19.7 million increase in the Company's loan portfolio and an $8.4 million increase in investment securities. During the nine month period ended September 30, 1998 the Company originated and purchased $56.0 million in loans, offset by loan principal payments and loan sales of $36.1 million. Investment securities amounted to $122.4 million at September 30, 1998, an increase of $8.4 million or 7.4% from December 31, 1997. The Company's mortgage backed securities portfolio is included in investment securities and amounted to $79.9 million at September 30, 1998, a net increase of $8.1 million from December 31, 1997.

The Company is currently selling all newly originated fixed rate residential mortgage loans and retaining servicing. This represents a change in portfolio strategy implemented during the third quarter of 1998. Previously the Company's policy was to retain in portfolio fixed rate residential mortgage loans with maturities of fifteen years or less. Also, during the third quarter the Company sold all existing fixed rate residential mortgage loans with maturities greater than twenty years.

At September 30, 1998, fixed assets amounted to $4.6 million, a net increase of $941,000 from December 31, 1997. This reflects the Company's continuing investment in new branch facilities and technology.

At September 30, 1998, the Company's allowance for loan losses amounted to $1,243,000 as compared to $1,149,000 at December 31, 1997. The Company's allowance for loan losses at September 30, 1998 represented approximately .89% of the total gross loan portfolio. At September 30, 1998 non-performing loans amounted to $1,054,000 as compared to $564,000 as of December 31, 1997. Real estate owned amounted to $191,000 at September 30, 1998 as compared to $150,000 as of December 31, 1997.

Total liabilities increased $27.0 million or 11.9% during the nine-month period ended September 30, 1998. Federal Home Loan Bank ("FHLB") advances at September 30, 1998 amounted to $46.4 million, an increase of $9.7 million or 26.5% from December 31, 1997. This reflects a continuation of the Bank's strategy of using funding sources other than retail deposits to support asset growth. Deposits amounted to $203.9 million at September 30, 1998, an increase of $17.4 million, reflecting the opening of a new branch office in Canandaigua, New York. Deposit accounts subject to daily repricing (passbook, money market deposit and NOW accounts) decreased by $202,000 while time deposit account balances increased by $17.6 million during the nine month period ended September 30, 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998
-------------------------------------

The Company recorded net income of $230,000 for the three month period ended September 30, 1998 as compared to net income of $193,000 for the three month period ended September 30, 1997.

The Company's net interest income is determined by its interest rate spread (i.e. the difference between the yields earned on its interest-bearing assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Total interest income increased by $701,000 or 17.6%, to $4.7 million for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 and total interest expense increased by $548,000 or 23.4%, to $2.9 million for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997, resulting in a net increase in net interest income of $153,000 or 9.2%. This increase in net interest income is primarily the result of the Company's current strategy of generating asset growth through increased loan production while controlling funding costs.

Provision for loan losses was $60,000 and $30,000 for the three month periods ended September 30, 1998 and September 30, 1997, respectively, reflecting management's estimation of additions required to maintain an overall loan loss allowance adequate for the risk in the loan portfolio.

Other operating income increased by $128,000 or 76.6%, to $295,000 for the three month period ended September 30, 1998, as compared to the three month period ended September 30, 1997. Service charges increased $83,000 or 70.9%, reflecting increased income from the sale of investment products, as well as from new fee structures within the automated teller machine activity. Gains on sale of securities and other assets increased by $19,000.

Operating expenses increased by $200,000 or 13.6%, to $1.7 million for the three month period ended September 30, 1998, as compared to the three-month period ended September 30, 1997. This increase consisted primarily of an increase in salaries and benefits expense of $109,000 and an increase in office occupancy and equipment expense of $102,000. Increases in salaries and benefits expense and office occupancy and equipment expense relate primarily to a new branch office which opened in the second quarter of 1998.

Professional fees increased by $34,000 or 53.9%, to $97,000, relating primarily to an increase in legal fees relating to ongoing collection efforts. Data processing expenses decreased $34,000 or 56.7%. This decrease is due to the Company's decision to convert its core-processing of all customer accounts from a service bureau to a new in-house system during the third quarter of 1997.

Income tax expense of $142,000 was recorded for the three months ended September 30, 1998, based on net income before taxes of $372,000, and income tax expense of $128,000 was recorded for the three months ended September 30, 1997, based on net income before taxes of $321,000. The Company's effective rates amounted to 38.2% and 39.9% for the three months ended September 30, 1998 and 1997 respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1998
------------------------------------

The Company recorded net income of $772,000 for the nine month period ended September 30, 1998 as compared to net income of $587,000 for the nine month period ended June 30, 1997. This represents an increase of 31.5% or $185,000.

The Savings Bank's total interest income for the nine month period ended September 30, 1998 was $13.7 million, as compared to $11.5 million for the same period last year. This increase of $2.2 million is due primarily to the increased volumes in loan production during the first nine months of 1998.

Total interest expense for the nine month period ended September 30, 1998 was $8.2 million, as compared to $6.6 million for the same period last year. Interest expense for deposits increased $839,000 or 15.0%, while interest expense for borrowed funds increased $757,000 or 72.4%. This increased interest expense for borrowed funds relates directly to the increased levels of Federal Home Loan Bank advances maintained by the Company.

Net interest income for the nine month period ended September 30, 1998 was $5.5 million, as compared to $4.9 million for the same period last year. This increase of $600,000 is reflective of the Company's current strategy of continued asset growth offset by lower cost funding sources.

Provision for loan losses was $180,000 and $120,000 for the nine months ended September 30, 1998 and 1997 respectively, reflecting management's estimation of additions required to maintain an overall loan loss allowance adequate for the risk in the loan portfolio.

Other operating income was $866,000 for the nine months ended September 30, 1998, as compared to $506,000 for the same period last year, an increase of $360,000 or 71.1%. Net gains on sale of securities were $75,000 for the first nine months of 1998, a decrease of $5,000 from the same period in 1997.

Service charges totaled $560,000 for the nine months ended September 30, 1998, as compared to $378,000 for the same period last year. This increase reflects increased service charges on deposit accounts and insufficient funds charges, as well as an overall increase in the number of checking accounts serviced. Income from the sale of investment products increased to $121,000, up $67,000 from the same period last year.

Operating expenses for the nine month periods ended September 30, 1998 and September 30, 1997 were $4.9 million and $4.3 million respectively. This increase of $600,000 or 14.0% is primarily due to increased salary and employee benefits costs of $336,000, relating to the opening of a new branch office in Ithaca, New York during the third quarter 1997, and the opening of a new branch office in Canandaigua, New York during the second quarter of 1998. Also related to the new branch offices is increased office occupancy and equipment expenses of $259,000. Data processing expenses for the nine month period ended September 30, 1998 were $71,000 as compared to $163,000 for the same period last year, a decrease of 92,000 or 56.4%. This is due the Company's decision to convert its core-processing of all customer accounts from a service bureau to a new in-house system during the third quarter of 1997. Other operating expenses were $1.1 million for the nine month period ended September 30, 1998, as compared to $951,000 for the same period last year, an increase of $123,000 or 12.9%. This increase is due in part to an increase in loan servicing fees of $25,000, relating to a bulk loan purchase in December 1997. In addition, the increase in operating expenses can be attributed to an increase in training expenses of $20,000, for the nine month period ended September 30, 1998 as compared to the same period last year. The reflects the Company's commitment to a company wide training initiative begun in the fourth quarter 1997.

Income tax expense of $501,000 was recorded for the nine months ended September 30, 1998, based on net income before taxes of $1.3 million, and income tax expense of $391,000 was recorded for the nine months ended June 30, 1997, based on net income before taxes of $978,000. The Savings Bank's effective tax rates amounted to 39.4% and 40.0% for the nine months ended September 30, 1998 and 1997 respectively.


YEAR 2000 ISSUE - Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming changes in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

In September 1997, the Company converted its core processing for all customer accounts to a new in-house system which is Year 2000 compliant. During 1997 a project plan for dealing with Year 2000 issues was developed and presented to the Board of Directors. This plan requires the assessment of all identifiable Year 2000 risks to the Company, relating both to in-house systems and third party relationships. The assessment phase of this plan has been completed.

During the assessment phase, the Company identified all in-house systems and third party relationships, and assessed whether they were "mission-critical". A Mission-critical System is defined as an application or a system that is vital to the successful continuance of a core business activity. The assessment includes both information technology systems and non-information technology systems. Examples of non-information technology systems include utility and telephone companies, security systems, and correspondent financial organizations. Also included in the assessment is the identification of those systems and vendors over whom the Company has control and those over whom the Company does not. Examples of those vendors over whom the Company has control include organizations which the Company has a contractual outsourcing relationship with. For example, check processors. Utility companies represent organizations outside company control.

The Company has identified 22 mission-critical areas, and 67 non mission-critical areas. Of the mission-critical vendors, ten appear to be Year 2000 compliant. Of the non mission-critical areas, eleven appear to be Year 2000 compliant. The Company is continuing its efforts to concentrate on the mission-critical elements of its operations.

During 1998, the Company conducted an assessment of the computer hardware currently in place in each of its locations. The assessment included testing of all computers for Year 2000 compliance. All but a few of the computers tested positive as being compliant, and those which did not have been replaced or modified. The cost associated with this assessment was approximately $30,000, and was expensed as incurred. The incremental cost to the Company of achieving Year 2000 compliance has been estimated to be $110,000 for 1999.

The Company has a test plan in place, which identifies groups of systems according to whether they are internal or external, mission-critical or not, and whether the Company has control over the systems. This plan was presented to and approved by the board of directors. The plan includes the following:

- testing of mission-critical internal systems to be completed by December 31, 1998,

- commence testing of mission-critical external systems by January 1, 1999 to be completed by March 31, 1999,

- commence testing of systems in which the Company has a material interest by March 31, 1999 to be completed by June 30, 1999,

- prepare contingency plans as needed, based on results from systems over which the Company has control and that are deemed mission critical.

The estimated costs and the timing of achieving compliance are management's best estimates based on current assessments, the cost and availability of trained personnel, and of third party resources. The estimated costs and timing are also dependent upon the success of suppliers in delivering compliant products and services to the Company. There can be no guarantee that future results will not be materially different from the plan.

FORWARD-LOOKING STATEMENTS - This report and the documents incorporated herein by reference may contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and assumptions made by management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seems", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, actual results may differ materially from those expressed or forecast in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information or otherwise.

ITEM 3 - QUANTITATIVE & QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Although the Company manages other risks, as in credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition and results of operations. The Company does not currently have a trading portfolio or use derivatives to manage market and interest rate risk.

The Company's interest rate risk management is the responsibility of the Asset/Liability Management Committee (ALCO), which reports to the Board of Directors. The committee, comprised of senior management, has developed policies to measure, manage, and monitor interest rate risk. Interest rate risk arises from a variety of factors, including differences in the timing between the contractual maturity or repricing of the Company's assets and liabilities. For example, the Company's net interest income is affected by changes in the level of market interest rates as the repricing characteristics of its loans and other assets do not necessarily match those of its deposits, other borrowings and capital.

The OTS requires the Company to measure interest rate risk by computing estimated changes in the net portfolio value ("NPV") of cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. These computations estimate the effect on NPV of sudden and sustained 1% to 4% increases and decreases in market interest rates. The Company's board of directors has adopted an interest rate risk policy which establishes maximum decreases in estimated NPV in the event of 1%, 2%, 3% and 4% increases and decreases in market interest rates, respectively. The following tables set forth those limits and certain calculations, based on information provided to the Company by the OTS, with respect to the sensitivity of NPV to changes in market interest rates at June 30, 1998.

                        CHANGE IN                                                CHANGE IN NPV
                  MARKET INTEREST RATES                            Policy Limit                  Computation
                                                                   ------------                  -----------
                           +4%                                         -60%                          -38%
                           +3%                                         -45                           -26
                           +2%                                         -30                           -15
                           +1%                                         -20                            -5
                            0%                                           0                             0
                           -1%                                         -20                            +3
                           -2%                                         -30                            +5
                           -3%                                         -45                            +7
                           -4%                                         -60                           +10

PART II:  OTHER INFORMATION

         Item 1   Legal Proceedings
                  -----------------

                  In December 1997, Savannah Bank, N.A. ("Savannah") commenced a suit in New York State Supreme Court, Monroe County, against the Company and the individual members of its Board of Directors, relating to the fact that the Company hired two loan officers from Savannah. The claims alleged the use of trade secrets by Savannah's former employees, solicitation of their customers and violation of restrictive employee covenants among other claims. The action requested injunctive relief of compensatory damages in the total amount of $17 million and punitive damages of $34 million. On September 2, 1998, the court granted the Company's motion for summary judgment and dismissed Savannah Bank's compliant in its entirety. Savannah Bank has filed an appeal with the Appellate Division, Fourth Judicial Department. In the opinion of management, after consultation with legal counsel, the claims are without merit and the ultimate disposition of this matter is not expected to have a material adverse effect on the financial condition of the Company.

         Item 2   Changes in Securities and Use of Proceeds
                  -----------------------------------------
                  Not Applicable

         Item 3   Defaults Upon Senior Securities
                  -------------------------------
                  Not Applicable

         Item 4   Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  Not Applicable

         Item 5   Other Information
                  -----------------
                  None

         Item 6   Exhibits and Reports on Form 8-K
                  --------------------------------

                  a)  Exhibits

                  See Index to Exhibits.

                  b) Reports on Form 8-K

                      On July 16, 1998, the Company filed a current report on Form 8-K, dated July 16, 1998, reporting, pursuant to item 5 of such report, a press release announcing second quarter 1998 results.

                      On July 21, 1998, the Company filed a current report on Form 8-K, dated July 21, 1998, reporting, pursuant to item 5 of such report, a press release announcing a dividend declaration for the quarter ended June 30, 1998.

                      On August 14, 1998, the Company filed a current report on Form 8-K, dated August 14, 1998, reporting, pursuant to item 1 of such report, the Reorganization described in note (2) to the financial statements included in Part I, item 1 of this report.

                      On August 17, 1998, as amended September 10, 1998, the Company filed a current report on Form 8-K, dated September 10, 1998, reporting, pursuant to item 5 of such report, a press release announcing the completion of such reorganization.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  November 12, 1998           By: /s/ G. Thomas Bowers
                                       ---------------------------
                                       G. Thomas Bowers
                                       President and Chief
                                       Executive Officer


Date:  November 12, 1998           By: /s/ Terry L. Hammond
                                       ---------------------------
                                       Terry L. Hammond
                                       Sr. Vice President and
                                       Chief Financial Officer

                                INDEX TO EXHIBITS

(2)      PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR
         SUCCESSION

         (a) Agreement and Plan of Reorganization among Savings Bank of the Finger Lakes, FSB, Finger Lakes Financial Corp., and Finger Lakes Interim Savings Bank. (3)

(3)      (I)      ARTICLES OF INCORPORATION

                  (a)      Stock Charter of Savings Bank of the Finger Lakes,
                           FSB (1)

                  (b)      Federal Stock Charter of Finger Lakes Financial
                           Corp. (3)

         (II)     BY-LAWS

                  (a)      Stock By-laws of Savings Bank of the Finger Lakes,
                           FSB (1)

                  (b)      Bylaws of Finger Lakes Financial Corp.(3)

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
         INDENTURES

         (i) The documents listed under Items (2) and (3) of this Index are incorporated herein by reference.

         (ii)     Stock Certificate of the Registrant. (3)

(10)     MATERIAL CONTRACTS

         (A)      Employee Stock Ownership Plan and Trust of the Registrant. (1)

         (B)      Employment Agreement between the Registrant and G. Thomas
                  Bowers. (1)

         (C) Savings Bank of the Finger Lakes, FSB 1996 Stock Option Plan and Amendment No. 1 Thereto (2)

         (D) Savings Bank of the Finger Lakes, FSB 1996 Management Recognition Plan (2)

         (E) Modified Supplemental Pension Agreement, as amended, between the Registrant and Ralph E. Springstead (2)

         (F) Modified Supplemental Pension Agreement between the Registrant and G. Thomas Bowers (2)

         (G)      Agreement between the Registrant and Terry L. Hammond (2)

         (H)      Agreement between the Registrant and Thomas A. Mayfield (2)

(11)     STATEMENT RE-COMPUTATION OF PER SHARE EARNINGS

         Not applicable

(15)     LETTER RE UNAUDITED INTERIM FINANCIAL INFORMATION

         Not applicable

(18)     LETTER RE CHANGE IN ACCOUNTING PRINCIPLES

         Not applicable

(19)     REPORT FURNISHED TO SECURITY HOLDERS

         Not applicable

(22)     PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE OF SECURITY
         HOLDERS

         Not applicable

(23)     CONSENTS OF EXPERTS AND COUNSEL

         Not applicable

(24)     POWER OF ATTORNEY

         Not applicable

*(27)    FINANCIAL DATA SCHEDULE

(99)     ADDITIONAL EXHIBITS

         Not applicable

 *       Exhibits Filed with this Report.

(1) Exhibit is incorporated herein by reference to the Application for Approval of a Minority Stock Issuance by a Savings Association Subsidiary of a Mutual Holding Company on Form MHC-2 filed by the Registrant with the Office of Thrift Supervision on December 17, 1993, as amended.

(2) Exhibit is incorporated by reference to the form 10-K for the year ended December 31, 1997 filed by the Registrant with the Office of Thrift Supervision on March 25, 1998.

(3) Exhibit is incorporated by reference to the form 8-K dated August 14, 1998 filed by the Registrant with the commission on August 14, 1998.