Form 10-K
period 1998-12-31
FINGER LAKES FINANCIAL CORP
filed 1999-03-31
CIK 1062423

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For the Year Ended December 31, 1998

                        Commission File Number 000-24809

                          FINGER LAKES FINANCIAL CORP.
             (exact name of registrant as specified in its charter)

        United States                                      16-1551047
-------------------------------                     -------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
incorporation or organization)

                      470 Exchange Street, Geneva, New York
                     --------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (315) 789-3838
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock Par Value $.01
                           ---------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer, based upon the closing price of its Common Stock on March 22, 1999, as quoted on the Nasdaq Stock Market, was approximately $12,930,839. Solely for purposes of this calculation, the shares held by directors and executive officers of the registrant are deemed to be shares held by affiliates.

As of March 22, 1999, there were issued and outstanding 3,570,000 shares of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

I. Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders (Part III).

                                      INDEX

PART I                                                                      PAGE
                                                                            ----
     Item 1.      Description of Business                                      1

     Item 2.      Description of Properties                                   28

     Item 3.      Legal Proceedings                                           29

     Item 4.      Submission of Matters to a Vote of Security Holders         29

PART II

     Item 5.      Market for Common Equity and Related Stockholders
                  Matters                                                     30

     Item 6.      Selected Financial Data                                     31

     Item 7.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         32

     Item 7A.     Quantitative and Qualitative Disclosure About Market
                  Risk                                                        37

     Item 8.      Financial Statements and Supplementary Data                 39

     Item 9.      Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure                         67

PART III

     Item 10.     Directors and Executive Officers of the Registrant          68

     Item 11.     Executive Compensation                                      68

     Item 12.     Security Ownership of Certain Beneficial Owners
                  and Management                                              68
     Item 13.     Certain Relationships and Related Transactions              68

PART IV

     Item 14.     Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K                                                 69

SIGNATURES                                                                    71

PART I

Item 1. Description of Business

The Stock Holding Company and The Bank

      The Savings Bank of the Finger Lakes, FSB (the "Bank") was formed as the result of a merger consummated in 1984 in which Geneva Savings Bank, a New York-chartered savings bank, acquired Geneva Federal Savings and Loan Association, a federal savings and loan association, and converted to a federal savings bank known as the Savings Bank of the Finger Lakes, FSB. Both institutions had conducted their business primarily in the Geneva, New York area.

      On November 10, 1994, the Bank completed a reorganization from a federally chartered, mutual savings bank to a federally chartered mutual holding company known as Finger Lakes Financial Corporation, M.H.C. (the "Mutual Holding Company"). As part of the reorganization, the Bank organized a federally chartered stock savings bank and transferred substantially all of its assets and liabilities, including all of its deposit-taking, lending and other banking functions and its corporate name to the newly created stock savings bank called the Savings Bank of the Finger Lakes, FSB in exchange for 2,389,948 shares of common stock. Concurrent with the reorganization, the Bank sold 1,180,052 shares of common stock, in a public offering.

      A reorganization into a two-tier holding company structure (the "Reorganization") was accomplished on August 17, 1998 under the Agreement and Plan of Reorganization, which was unanimously adopted by the Board of Directors on December 15, 1997 and approved by the shareholders on April 23, 1998. In the Reorganization, the Bank, the prior reporting company, became a wholly-owned subsidiary of Finger Lakes Financial Corp. (the "Company"), a newly formed stock corporation which is majority owned by the Mutual Holding Company. In the Reorganization, each outstanding share of the Bank Common Stock was converted into one share of the common stock, par value $.01 per share, of the Company ("Company Common Stock"), and the holders of Bank Common Stock became the holders of all of the outstanding shares of Company Common Stock. The Company was incorporated solely for the purpose of becoming a savings and loan holding company and had no prior operating history. The Reorganization had no impact on the operations of the Bank or the Mutual Holding Company. The Bank has continued its operations at the same locations, with the same management, and subject to all the rights, obligations and liabilities of the Bank existing immediately prior to the Reorganization.

      All references in this document to the Company include activities of both Finger Lakes Financial Corp. and Savings Bank of the Finger Lakes.

      The Company's executive offices are located at 470 Exchange Street, Geneva, New York 14456. Its telephone number is (315) 789-3838.

The Mutual Holding Company

      The Company is a majority-owned subsidiary of the Mutual Holding Company. Pursuant to OTS regulations governing mutual holding companies, the Mutual Holding Company must at all times own more than 50% of the outstanding voting stock of the Company. As the majority owner of the Company, the Mutual Holding Company elects directors who oversee the affairs and operations of the Company. The Mutual Holding Company currently does not engage in any business activity other than to hold the majority of Company Common Stock and to invest a small amount of funds retained at the Mutual Holding Company. At December 31, 1998, the Mutual

Holding Company's assets consisted of a majority ownership interest in the Company and $213,255 in cash. The Mutual Holding Company had no liabilities at December 31, 1998.

Business Strategy

      The Company is a community-oriented savings association providing mortgage loans and other traditional financial services to its local community. The Company is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans secured by single-family residences (one-to-four family units) primarily located in Ontario, Seneca and Tompkins counties, where the Company's offices are located, as well as the neighboring counties of Yates and Wayne. The Company also originates other loans secured by multi-family and commercial real estate, single-family residential construction loans, home equity and property improvement loans, consumer loans, commercial business loans and mobile home loans.

      The Company's primary lending emphasis has been the origination for portfolio of single-family residential mortgage loans and home equity and property improvement loans secured by single-family residences. The Company is currently selling substantially all newly originated fixed rate residential mortgage loans and retaining the servicing of such loans. This represents a change in portfolio strategy implemented during the third quarter of 1998. Previously the Company's policy was to retain in portfolio fixed rate residential mortgage loans with maturities of fifteen years or less. Also, during the third quarter of 1998 the Company sold substantially all existing fixed rate residential mortgage loans with maturities greater than twenty years. The Company generally limits its lending activities, except with respect to mobile home loans, to western New York with an emphasis on lending in Ontario, Seneca, Tompkins and Wayne counties. The Company believes that it has a substantial market share in Ontario County and competitive market shares in the other counties in its primary market area, both with respect to deposits and loans. The Company generally limits its non-residential real estate loans to the western New York market area and generally does not lend outside New York with respect to mobile home loans. The Company does not engage in securities trading and limits its investments to U.S. Treasury and federal government agency obligations, mortgage-backed securities, which are insured by federal agencies, collateralized mortgage obligations, and equity securities.

Market Area

      The Company currently conducts business through its six offices located in the western and central New York State counties of Ontario, Seneca and Tompkins. In June 1998, the Company established a branch office location in Canandaigua, New York. Geneva, New York, where the Company is headquartered, is located in the eastern end of Ontario County and has a population of approximately 14,000. The Company's market area is mainly rural with employment based primarily in service industries, and small manufacturing concerns, which have experienced little growth in recent years, and agricultural operations. Approximately 50% of the market area's labor force is employed in traditional white collar jobs. The two largest employers in Geneva are Hobart and William Smith Colleges and Geneva General Hospital. The largest employer in Seneca County is ITT Fluid Technology. The largest employer in Tompkins County is Cornell University.

Average Balances, Net Interest Income and Yields Earned and Rates Paid

      The following table presents for the periods indicated the total dollar amount of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollar and rates, and the net interest margin. Dividends received are included as interest income. All average balances are based on month-end balances.

                               At December 31, 1998      Year Ended December 31, 1998         Year Ended December 31, 1997
                               --------------------      ----------------------------         ----------------------------
                                           Yield/       Average                 Yield/       Average                  Yield/
                               Balance      Rate        Balance     Interest     Rate        Balance      Interest     Rate
                               -------      ----        -------     --------     ----        -------      --------     ----

                                                                     (In Thousands)
Interest-earning assets:
Loans, net (1)                 $145,136      7.98%       $131,124    $10,821      8.25%         $98,842    $8,587      8.69%
Securities (2)                  122,913      6.54%        119,939      7,810      6.51%         110,106     7,205      6.54%
Money market investments             --         --            293         14      4.78%             788        47      5.96%
                               --------                  --------    -------                   --------    ------
Total interest-earning
assets                          268,049      7.32%        251,356     18,645      7.42%         209,736    15,839      7.55%
                               --------                  --------    -------                   --------    ------
Non-interest-earning assets      14,327                    12,036                                 9,625
                               --------                  --------                              --------
Total assets                   $282,376                  $263,392                              $219,361
                               ========                  ========                              ========
Interest-bearing
liabilities:
Deposits                       $202,434      4.36%       $193,227     $8,678      4.49%        $171,993    $7,738      4.50%
Borrowed funds                   54,815      5.41%         45,771      2,523      5.51%          25,127     1,458      5.80%
                               --------                  --------    -------                   --------    ------
Total interest-bearing
   Liabilities                  257,249      4.59%        238,998     11,201      4.69%         197,120     9,196      4.67%
                               --------                  --------    -------                   --------    ------
Non-interest-bearing
   Liabilities                    3,163                     2,369                                 1,312
                               --------                  --------                              --------
Total liabilities               260,412                   241,367                               198,432
                               --------                  --------                              --------

Stockholders' equity             21,964                    22,025                                20,929
                               --------                  --------                              --------

Total liabilities and
stockholders' equity           $282,376                  $263,392                              $219,361
                               ========                  ========                              ========

Net interest income                                                   $7,444                               $6,643
                                                                     =======                               ======
Interest rate spread                         2.73%                                2.73%                                2.88%
Net interest margin (3)                                                           2.96%                                3.17%
Average interest-earning
  assets to average interest-
  bearing liabilities                      104.20%                              105.12%                              106.40%

                             Year Ended December 31, 1996
                             ----------------------------
                             Average                Yield/
                             Balance    Interest     Rate
                             -------    --------     ----

                                     (In Thousands)
Interest-earning assets:
Loans, net (1)                $86,069     $7,765      9.02%
Securities (2)                 88,704      5,703      6.43%
Money market investments        1,619         92      5.68%
                             --------     ------
Total interest-earning
assets                        176,392     13,560      7.69%
                             --------     ------
Non-interest-earning assets    10,945
                             --------
Total assets                 $187,337
                             ========
Interest-bearing
liabilities:
Deposits                     $147,800     $6,452      4.37%
Borrowed funds                 17,552        917      5.22%
                             --------     ------
Total interest-bearing
   Liabilities                165,352      7,369      4.46%
                             --------     ------
Non-interest-bearing
   Liabilities                  1,651
                             --------
Total liabilities             167,003
                             --------

Stockholders' equity           20,334
                             --------

Total liabilities and
stockholders' equity         $187,337
                             ========

Net interest income                       $6,191
                                          ======
Interest rate spread                                  3.23%
Net interest margin (3)                               3.51%
Average interest-earning
  assets to average interest-
  bearing liabilities                               106.68%

(1)   Includes non-performing loans.
(2)   Includes securities available for sale and held to maturity.
(3)   Net interest income divided by interest-earning assets.

Rate/Volume Analysis

      The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Company's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume), and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

                                        Year Ended December 31,                      Year Ended December 31,
                                             1998 vs. 1997                                1997 vs. 1996
                             --------------------------------------------------------------------------------------
                                Increase/(Decrease)                         Increase/(Decrease)
                                       Due To            Total Increase            Due To            Total Increase
                                 Rate         Volume       (Decrease)        Rate         Volume        (Decrease)
                                 ----         ------       ----------        ----         ------        ----------

                                                                  (In Thousands)
Interest-earning assets:
Loans, net                   $   (571)     $    2,805    $    2,234      $   (329)     $     1,152      $    823
Securities                        (38)            643           605           126            1,376         1,502
Money market investments           (3)            (30)          (33)            2              (47)          (45)
Total interest-earning       --------      ----------    ----------      --------      -----------      --------
    assets                   $   (612)     $    3,418    $    2,806      $   (201)     $     2,481      $  2,280
                             ========      ==========    ==========      ========      ===========      ========

Interest-bearing
liabilities:
Deposits                     $    (15)     $      955    $      940      $    230      $     1,057      $  1,287
Borrowed funds                   (133)          1,198         1,065           145              395           540
                             --------      ----------    ----------      --------      -----------      --------
Total interest-bearing
    liabilities              $   (148)     $    2,153    $    2,005      $    375      $     1,452      $  1,827
                             ========      ==========    ==========      ========      ===========      ========
Increase (decrease) in net
    interest income          $   (464)     $    1,265    $      801      $   (576)     $     1,029      $    453
                             ========      ==========    ==========      ========      ===========      ========

                                           Year Ended December 31,
                                                1996 vs. 1995
                                 ----------------------------------------
                                 Increase/(Decrease)
                                        Due To             Total Increase
                                  Rate          Volume        (Decrease)
                                  ----          ------        ----------

                                           (In Thousands)
Interest-earning assets:
Loans, net                       $   66       $    104         $   170
Securities                          176          1,094           1,270
Money market investments             (4)           (95)            (99)
Total interest-earning           ------       --------         -------
    assets                       $  238       $  1,103         $ 1,341
                                 ======       ========         =======
Interest-bearing
liabilities:
Deposits                         $  107       $    173         $   280
Borrowed funds                     (180)           814             634
                                 ------       --------         -------
Total interest-bearing
    liabilities                  $  (73)      $    987         $   914
                                 ======       ========         =======
Increase (decrease) in net
    interest income              $  311       $    116         $   427
                                 ======       ========         =======

Lending Activities

      General. The Company's loan portfolio is predominantly comprised of conventional real estate mortgages, primarily on residences and one-to-four-family dwellings, but also includes commercial real estate. The Company's primary emphasis in the past has been on the origination of residential mortgages.

      Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                               December31,                 December 31,                December 31,
                                                  1998                        1997                         1996
                                      ----------------------       ----------------------         ---------------------
                                         Amount         %             Amount         %              Amount        %
                                         ------         -             ------         -              ------        -

                                                                       (In Thousands)
Mortgage loans:
One-to-four family real estate        $  89,456        61.19%      $  75,679        63.42%        $ 57,932        64.60%
Multi-family and commercial real
  estate                                 20,534        14.05          19,243        16.13           11,176        12.46
Construction                              6,912         4.73           2,103         1.76            1,296         1.44
                                      ---------       ------       ---------       ------         --------       ------
  Total mortgage loans                  116,902        79.97          97,025        81.30           70,404        78.50
                                      ---------       ------       ---------       ------         --------       ------

Non-Mortgage Loans:
Commercial business                       5,413         3.70           3,392         2.84            3,290         3.67
Consumer loans                            6,920         4.73           4,819         4.04            4,155         4.63
Mobile home loans                         4,074         2.79           4,916         4.12            5,703         6.36
Home equity and property
  improvement loans                      12,874         8.81           9,184         7.70            6,137         6.84
                                      ---------       ------       ---------       ------         --------       ------
  Total non-mortgage loans               29,281        20.03          22,311        18.70           19,285        21.50
                                      ---------       ------       ---------       ------         --------       ------
    Total loans                         146,183       100.00%        119,336       100.00%          89,689       100.00%
                                      ---------       ======       ---------       ======         --------       ======

Less:
Net discounts and deferred fees             129                          252                            81
Allowance for loan losses                (1,176)                      (1,149)                       (1,088)
                                      ---------                    ---------                      --------
    Net loans                         $ 145,136                    $ 118,439                      $ 88,682
                                      =========                    =========                      ========

      Contractual Principal Repayments, Repricings and Interest Rates. The following table sets forth certain information at December 31, 1998 regarding the dollar amount of loans maturing or repricing in the Company's portfolio, based on the contractual terms to maturity or the date of repricing. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due under one year.

                            Due Under     Due 1-3     Due 3-5      Due 5-10     Due 10-20      Due 20+
                             1 Year        Years       Years        Years         Years         Years            Total
                             ------        -----       -----        -----         -----         -----            -----

                                                                (In Thousands)
One-to-four family real
estate                      $ 15,136     $  6,349     $  4,590     $ 21,270      $ 28,940      $ 13,171     $  89,456
Multi-family and
commercial real
  Estate                       3,979        2,427        7,460        4,318         2,350            --        20,534
Construction                   6,912           --           --           --            --            --         6,912
Commercial business            3,334          453        1,180          387            59            --         5,413
Consumer loans                 1,137        1,716        3,019          355           590           103         6,920
Mobile home loans                  6          193          668        1,110         1,485           612         4,074
Home equity and
property
  Improvement loans            5,474          259        1,895        1,642         2,325         1,279        12,874
                            --------     --------     --------     --------      --------      --------     ---------
       Total                $ 35,978     $ 11,397     $ 18,812     $ 29,082      $ 35,749      $ 15,165     $ 146,183
                            ========     ========     ========     ========      ========      ========     =========

      The following table sets forth the dollar amount of all loans due or repricing after one year from December 31, 1998, which have fixed interest rates or which have floating or adjustable interest rates.

                                                                           Floating or
                                                  Fixed Rates           Adjustable Rates              Total
                                                  -----------           ----------------              -----

                                                                         (In Thousands)
One-to-four family real estate                    $ 57,855                $ 16,465                 $  74,320
Multi-family and commercial
  real estate                                        8,065                   8,490                    16,555
Commercial business                                  1,451                     628                     2,079
Consumer loans                                       5,783                      --                     5,783
Mobile home loans                                    4,068                      --                     4,068
Home equity and property
  improvement loans                                  7,400                      --                     7,400
                                                  --------                --------                 ---------
       Total                                      $ 84,622                $ 25,583                 $ 110,205
                                                  ========                ========                 =========

      Scheduled contractual amortization of loans does not reflect the actual term of the Company's loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which give the Company the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage.

Originations, Purchases and Sales of Loans.

      The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                      Year ended December 31,
                                                 1998          1997           1996
                                                 ----          ----           ----

                                                           (In Thousands)
Loan originations:
One-to-four family real estate                $ 42,138      $  22,587       $  13,904
Multi-family and commercial real estate          4,582          5,469           2,281
Construction                                     8,844          1,894           1,827
Commercial business loans                        4,087            916             825
Consumer loans                                   6,040          3,659           2,525
Mobile home loans                                  132            127             327
Home equity and property improvement loans       7,806          4,782           1,812
                                              --------      ---------       ---------
  Total loans originated                        73,629         39,434          23,501
  Purchases                                        770         11,026              --
                                              --------      ---------       ---------
    Total loans originated and purchased        74,399         50,460          23,501
                                              --------      ---------       ---------

Sales and principal reductions:
Loans sold                                      21,135          4,533           2,821
Loan principal payments and other
reductions                                      26,567         16,169          18,048
                                              --------      ---------       ---------
    Total sold and principal reductions         47,702         20,702          20,869
                                              --------      ---------       ---------

Net increase in net loan portfolio            $ 26,697      $  29,758       $   2,632
                                              ========      =========       =========

      One-to-Four Family Real Estate Loans. The primary lending activity of the Company is the origination of loans secured by first mortgage liens on single-family residences. At December 31, 1998, $89.5 million, or 61.2%, of the Company's total loan portfolio consisted of one-to-four family real estate loans.

      While the Company offers both fixed-rate and adjustable-rate one-to-four family real estate loans with various terms up to 30 years, in recent periods a substantial amount of the Company's originations of fixed-rate loans had a term of 15 years or less. As of December 31, 1998, 42.4% of the Company's one-to-four family real estate loan portfolio had terms of between 16 and 30 years.

      The Company offers adjustable-rate mortgages in order to decrease the vulnerability of its operations to changes in interest rates. At December 31, 1998, 35.3%, of the one-to-four family real estate loans in the Company's loan portfolio consisted of adjustable-rate loans. Adjustable-rate mortgage loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the property securing the loan may be adversely affected by higher interest rates.

      Originations of 1-4 family real estate loans in 1998 totaled $42.1 million, a significant increase over the previous year. This is the result of the focus on capturing a dominant share of mortgage originations in the Company's market area. In support of this strategy, the Company has hired experienced, commissioned mortgage originators, equipped them with laptop computers and developed an extensive mortgage product line. Mortgage Account Executives are available to our customers 24 hours a day, 7 days a week to take applications and move them through the mortgage application process.

      Multi-Family and Commercial Real Estate Loans. At December 31, 1998, $20.5 million, or 14.1%, of the Company's total loan portfolio consisted of loans secured by existing multi-family and commercial real estate. The Company's multi-family and commercial real estate loans include primarily loans secured by small office buildings, retail establishments, and apartment buildings.

      The Company originates both fixed- and adjustable-rate multi-family and commercial real estate loans. The Company generally offers multi-family and commercial real estate loans with amortization schedules up to twenty years with no more than five years at a fixed rate of interest.

      Construction Loans. The Company makes construction loans for residential and commercial purposes. At December 31, 1998, residential construction loans amounted to $2.3 million or 1.6% of the Company's total loan portfolio. Residential construction lending is generally limited to the Company's primary lending area. Residential construction loans are structured to be converted to permanent loans at the end of the construction phase, which typically is no more than nine months. Residential construction loans have terms which generally match the non-construction loans then offered by the Company, except that during the construction phase the borrower only pays interest on the loan. The interest rates charged on such loans are generally 0.25% higher than those charged on other single-family residential loans. Residential construction loans are underwritten pursuant to the same general guidelines used for originating permanent loans.

      At December 31, 1998, commercial construction loans amounted to $4.6 million or 3.1% of the Company's total loan portfolio. Commercial construction lending is limited to the Company's primary lending areas. These loans are generally structured to convert to permanent financing at the end of the construction phase, which typically is no more than twenty four months, including a "lease up period" of up to twelve months. Commercial construction loans may also be structured for permanent take out by other financial institutions upon completion of the construction period. Commercial construction loans are underwritten pursuant to established policy guidelines.

      Home Equity and Property Improvement Loans. The Company offers home equity loans and lines of credit and property improvement loans, the total of which amounted to $12.9 million, or 8.8%, of the total loan portfolio as of December 31, 1998. Home equity loans and lines of credit are secured by second mortgages on residences with the maximum loan to appraised value ratio permitted by the Company (after inclusion of the Company's mortgage and any liens senior thereto) being 90%.

      Mobile Home Loans. The Company has been engaged in mobile home lending for over ten years and, as of December 31, 1998, the Company had $4.1 million, or 2.8%, of its total loan portfolio secured by mobile homes owned by individuals. While the Company generally lends throughout the State of New York with respect to mobile homes, the mobile home units are primarily located in what the Company believes to be well-managed mobile home parks, reviewed by the Company's management as part of its underwriting process.

      Consumer Loans. Subject to the restrictions contained in federal laws and regulations, the Company also is authorized to make loans for a wide variety of personal or consumer purposes. As of December 31, 1998, $6.9 million, or 4.7%, of the Company's total loan portfolio consisted of consumer loans. The primary component of the Company's consumer loan portfolio was $5.6 million of installment loans.

      Commercial Business Loans. At December 31, 1998, $5.4 million, or 3.7%, of the Company's total loan portfolio consisted of commercial business loans. Commercial business loans are generally provided to various types of closely held businesses located principally in the Company's primary market area in western New York. The Company's commercial business loans may be structured as short-term self-liquidating time notes and term loans. Time notes generally have terms of less than one year to accommodate seasonal peaks and valleys in the borrower's business cycle. Commercial business term loans generally have terms of seven years or less and interest rates which float in accordance with the prime rate, although the Company also originates commercial business loans with fixed rates of interest. The Company's commercial time notes and commercial term loans generally are secured by equipment, machinery or other corporate assets including real estate and receivables. In addition, the Company generally obtains personal guarantees from the principals of the borrower with respect to commercial business loans.

Asset Quality

      Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 1998, in dollar amount and as a percentage of the Company's total loan portfolio. The amounts presented represent principal balances of the related loans, rather than the actual payment amounts which are past due.

                           One to Four Family     Multi-family and
                              Real Estate      Commercial Real Estate     Construction     Commercial Business      Mobile Home
                              -----------      ----------------------     ------------     -------------------      -----------
                          Amount   Percentage  Amount     Percentage   Amount  Percentage   Amount  Percentage   Amount  Percentage
                          ------   ----------  ------     ----------   ------  ----------   ------  ----------   ------  ----------
                                    (In Thousands)
Loans delinquent for:
    30 - 59 days          $  605      0.41%    $   --         --%       $  --        --%    $   34      0.02%    $  104      0.07%
    60 - 89 days             423      0.29         80        0.05          --        --         --        --          8      0.01
  90 days and over           673      0.46         --          --          --        --        268      0.18         20      0.01
                          ------     -----     ------       -----       -----     -----     ------     -----     ------     -----
  Total delinquent
        Loans             $1,701      1.16%    $   80        0.05%      $  --       --%     $  302      0.21%    $  132      0.09%
                          ======     =====     ======       =====       =====     =====     ======     =====     ======     =====

                         Home Equity and
                       Property Improvement     Consumer              Total
                       --------------------     --------              -----
                       Amount   Percentage  Amount  Percentage   Amount   Percentage
                       ------   ----------  ------  ----------   ------   ----------

Loans delinquent for:
    30 - 59 days       $   48      0.03%    $  110      0.08%    $  901      0.61%
    60 - 89 days          100      0.07         14      0.01        625      0.43
  90 days and over         17      0.01         38      0.03      1,016      0.69
                       ------     -----     ------     -----     ------     -----
  Total delinquent
        Loans          $  165      0.11%    $  162      0.11%    $2,542      1.73%
                       ======     =====     ======     =====     ======     =====

      Non-Performing Assets. All loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, there is reasonable probability of loss of principal or the collection of additional interest is deemed insufficient to warrant further accrual. Generally, the Company places all loans 90 days or more past due, on non-accrual status. In addition, the Company places any loan on non-accrual if any part of it is classified as doubtful or loss or if any part has been charged-off. When a loan is placed on non-accruing status, total interest accrued and unpaid to date is reversed. Application of cash payments received while a loan is on non-accrual is determined by the chief financial officer and the chief loan officer. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Generally, consumer loans are charged-off when they are more than 120 days delinquent.

      As of December 31, 1998, the Company's total non-performing loans amounted to $1,016,000, or .69% of total loans, compared to $564,000, or 0.47% of total loans, at December 31, 1997.

      Troubled Debt Restructurings. As of December 31, 1998, the Company had $121,000 of troubled debt restructurings, compared to $520,000 and $669,000 as of December 31, 1997 and December 31, 1996, respectively.

      Real Estate Owned. Real estate owned consists of property acquired through formal foreclosures or by deed in lieu of foreclosure and is recorded at the lower of recorded investment or fair value. Write-downs from recorded investment to fair value which are required at the time of foreclosure are charged to the allowance for loan losses. After transfer, the property is carried at the lower of recorded investment or fair value, less estimated selling expenses. Adjustments to the carrying value of such properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. As of December 31, 1998, the Company held 4 parcels of real estate owned with an aggregate carrying value of $90,000.

      The following table sets forth the amounts and categories of the Company's non-performing assets and troubled debt restructurings at the dates indicated.

                                                    December 31,  December 31,  December 31,
                                                       1998          1997           1996
                                                       ----          ----           ----

                                                                (In Thousands)
Non-accruing loans:
  One-to-four family real estate                      $  673        $  403        $  194
  Multi-family and commercial real estate                 --             3           407
  Construction                                            --            --            --
  Commercial business                                    268             6           133
  Home equity and property improvement loans              17            38            83
  Mobile home loans                                       20            58            60
  Consumer loans                                          38            56            41
                                                       -----        ------        ------
    Total non-performing loans                         1,016           564           918

Real estate owned                                         90           150           275
                                                      ------        ------        ------
    Total non-performing assets                       $1,106        $  714        $1,193
                                                      ======        ======        ======

Troubled debt restructurings                          $  121        $  520        $  669
                                                      ======        ======        ======

Total non-performing loans and troubled debt
  restructurings as a percentage of total loans         0.78%         0.91%         1.77%
Total non-performing assets and troubled debt
  restructurings as a percentage of total
assets                                                  0.43%         0.50%         0.93%

      The Company had no accruing loans greater than 90 days delinquent at December 31, 1998, 1997 and 1996. The additional interest income that would have been recorded during the years ended December 31, 1998 and December 31, 1997 and December 31, 1996 if the Company's non-performing loans at the end of such periods had been current in accordance with their terms during such periods was $78,000, $59,000, and $110,000, respectively.

      Classified Assets. Federal regulations require that each insured savings association classify its assets on a regular basis. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a specific valuation allowance will be established to cover 100% of the portion of the asset classified loss, or such amount will be charged-off. General loss allowances related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved and have the authority to require a savings association to classify additional assets, or to change the classification of existing classified assets, and, if appropriate, to establish reserves.

      At December 31, 1998, the Company had $674,000 of assets categorized as special mention, $1.9 million of assets classified as substandard and no assets classified as doubtful or loss. As of December 31, 1998, total classified assets, including real estate owned and special mention assets, amounted to .96% of total assets.

      Allowance for Loan Losses. It is management's policy to maintain an allowance for estimated loan losses based upon (1) in the case of residential loans, of management's review of delinquent loans, loans in foreclosure and market conditions, (2) in the case of commercial business loans and commercial real estate loans, identification of a significant decline in value can be identified and (3) in the case of consumer loans, an assessment of risks inherent in the loan portfolio. Although management uses available information to make such determinations, future adjustments to allowances may be necessary based on economic and market conditions and as a result of future examinations by regulatory authorities, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

      At December 31, 1998, the Company's allowance for loan losses amounted to $1,176,000 compared to $1,149,000 at December 31, 1997.

      The following table sets forth an analysis of the Company's allowance for loan losses during the periods indicated. See Notes 1 and 3 to the Notes to Financial Statements included in Item 8 herein.

                                                At Or For the Year Ended December 31,

                                                  1998         1997          1996
                                                  ----         ----          ----

                                                          (In Thousands)
Total loans outstanding                        $ 146,183     $ 119,336     $  89,689
                                               =========     =========     =========
Average loans outstanding                      $ 132,159     $  99,992     $  86,069
                                               =========     =========     =========

Balance at beginning of period                 $   1,149     $   1,088     $     809
Charge-offs:
  Mortgage loans                                     (38)           (9)          (35)
  Consumer loans                                    (141)         (137)         (183)
  Commercial loans                                  (114)           (1)          (48)
Recoveries                                            80            88            62
                                               ---------     ---------     ---------
Net charge-offs                                     (213)          (59)         (204)
Provision for loan losses                            240           120           483
                                               ---------     ---------     ---------
Balance at end of period                       $   1,176     $   1,149     $   1,088
                                               =========     =========     =========

Allowance for loan losses as a percentage of
  total loans outstanding                           0.80%         0.96%         1.21%
                                               =========     =========     =========
Net charge-offs as a percentage of average
  loans outstanding                                 0.16%         0.06%         0.24%
                                               =========     =========     =========
Allowance for loan losses to non-performing
  loans                                           115.75%       203.72%       118.52%
                                               =========     =========     =========

      Although the Company believes that it has established its allowance for loan losses in accordance with Generally Accepted Accounting Principles, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to significantly increase its allowance for loan losses, thereby reducing the Company's retained earnings and income.

      Allocation of Allowance for Loan Losses. The following table sets forth the allocation of allowance for loan losses by loan category at the dates indicated. The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                           At December 31,
                                                       1998                      1997                      1996
                                                       ----                      ----                      ----
                                                            % of Loan                 % of Loan                  % of Loan
                                                              In Each                  In Each                     In Each
                                                           Category to               Category to                 Category to
                                                Amount      Total Loans   Amount     Total Loans     Amount      Total Loans
                                                ------      -----------   ------     -----------     ------      -----------
Balance at end of period applicable to:

     Residential real estate loans             $  318           63%       $  321           65%       $  260           61%
     Commercial real estate loans                 325           17%          314           16%          254           17%
     Consumer and other loans                     298           20%          284           19%          312           22%
                                                            ------                     ------                     ------
     Unallocated                                  235                        230                        262
                                               ------                     ------                     ------

         Total allowance for loan losses       $1,176          100%       $1,149          100%       $1,088          100%
                                               ======       ======        ======       ======        ======       ======

Investment Activities

      The Company has invested in a portfolio of mortgage-backed securities which are insured or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA") or the Federal National Mortgage Association ("FNMA"). The portfolio also includes collateralized mortgage obligations ("CMOs"), of which $32.1 million or 54.4% are backed by FHLMC, GNMA and FNMA securities, and $26.9 million or 45.6% are obligations of private issuers. Mortgage-backed securities, including CMOs backed by US Government agencies, increase the liquidity and the quality of the Company's assets by virtue of the guarantees that back either the securities themselves or, in the case of the CMOs, the underlying securities, that are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company including repurchase agreements. In addition, at December 31, 1998, 33.7% of the Company's mortgage-backed securities portfolio consisted of pools of adjustable-rate mortgages. Mortgage-backed securities of this type serve to reduce the interest rate risk associated with changes in interest rates.

      The following table sets forth the activity in the Company's mortgage-backed securities portfolio, including mortgage-backed securities in the securities available for sale category during the periods indicated.

                                                 At or For the    At or For the     At or For the
                                                   Year Ended      Year Ended        Year Ended
                                                  December 31,    December 31,      December 31,
                                                      1998            1997              1996
                                                      ----            ----              ----

                                                                   (In Thousands)
Mortgage-backed securities at beginning of
     period                                         $ 71,824         $ 67,589           $ 27,615
Purchases                                             62,821           44,818             46,830
Sales                                                (25,856)         (32,009)                --
Repayments                                           (21,669)          (9,468)            (6,443)
Unrealized gain (loss)                                  (415)             998               (369)
Net accretion/amortization                               (93)            (104)               (44)
                                                    --------         --------           --------
Mortgage-backed securities at end of period         $ 86,612         $ 71,824           $ 67,589
                                                    ========         ========           ========
Weighted average yield at end of period                6.49%            6.55%              6.30%
                                                    ========         ========           ========

      Of the $86.6 million portfolio at December 31, 1998, $2.5 million was scheduled to mature in five years or less and $75.7 million was scheduled to mature after ten years. Due to prepayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

      At December 31, 1997, fixed rate mortgage-backed securities amounted to $57.4 million and adjustable rate mortgage-backed securities amounted to $29.2 million. All mortgage-backed securities qualify for regulatory liquidity.

      Of the Company's total investment in mortgage-backed securities at December 31, 1998, $59.0 million consisted of CMOs, $6.2 million consisted of FHLMC certificates, $16.6 million consisted of FNMA certificates and $4.8 million consisted of GNMA certificates.

      Federally chartered savings institutions have authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally insured banks and savings and loan associations, certain bankers' acceptances and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. In addition, the Company has certain additional investment authority under OTS regulations as a result of certain grandfathered powers permitted under the terms of the approval of its conversion from state to federal charter.

      The Company's investment securities portfolio is managed in accordance with a written investment policy adopted by the Board of Directors and administered by the Executive Committee which consists of five Board members, including the chief executive officer and the chief financial officer. An investment officer is authorized to purchase and sell investments up to certain limits set forth in the investment policy. All other investment transactions must receive prior approval of the Executive Committee. At the time of purchase of an investment or mortgage-backed security, management designates the security as either held to maturity or available for sale based on the Company's investment objectives, operational needs and intent. The Company maintains no trading account securities. Investment activities are monitored to ensure that they are consistent with the investment policy's established guidelines and objectives.

      As of December 31, 1998, the Company's held to maturity investment securities portfolio had an amortized cost of $4.6 million, consisting of securities issued by the U.S. Government, Federal Government agencies, and municipal agencies. As of the same date, the Company's securities available for sale portfolio had a fair value of $115.3 million, of which $26.1 million was securities issued by the U.S. Government and Federal Government agencies, $2.6 million was mutual funds and common stock, and $86.6 million was mortgage-backed securities.

      The following table sets forth certain information relating to the Company's investment securities portfolio at the dates indicated.

                                       December 31,                     December 31,                    December 31,
                                          1998                             1997                             1996
                            -----------------------------   ------------------------------    -------------------------------
                            Amortized Cost     Fair Value   Amortized Cost      Fair Value    Amortized Cost       Fair Value
                            --------------     ----------   --------------      ----------    --------------       ----------

                                                                     (In Thousands)
Securities held to
 maturity:
  U.S. Government and
   agency bonds             $     4,000         $  4,022     $     14,096        $  14,136     $     13,347         $  13,357
  Corporate and
   municipal bonds                  640              640               --               --               --                --
        Total securities         ------           ------           ------           ------           ------            ------
          held to maturity        4,640            4,662           14,096           14,136           13,347            13,357
                                 ------           ------           ------           ------           ------            ------
Securities available for
 sale:
    U.S. Government and
      agency bonds               25,962           26,064           26,344           26,462           15,615            15,731
    Corporate and
      municipal bonds                --               --               --               --              507               508
    Mutual funds and
      common stock                2,738            2,656            1,645            1,595                1                 3
                                 ------           ------           ------           ------           ------            ------
     Total                       28,700           28,720           27,989           28,057           16,123            16,242
                                 ------           ------           ------           ------           ------            ------
  Mortgage-backed
   securities:
    FHLMC                         6,115            6,188           15,272           15,484           23,812            23,932
    FNMA                         16,436           16,597           19,750           20,015           21,011            20,878
    GNMA                          4,760            4,784           14,567           14,594            4,747             4,793
    CMOs                         59,063           59,044           21,580           21,730           18,362            17,986
                                 ------           ------           ------           ------           ------            ------
      Total                      86,374           86,613           71,169           71,823           67,932            67,589
        Total securities         ------           ------           ------           ------           ------            ------
         available for
         Sale                 $ 115,074        $ 115,333        $  99,158        $  99,880         $ 84,055          $ 83,830
        Total security          -------          -------          -------          -------          -------           -------
         portfolio            $ 119,714        $ 119,995        $ 113,254        $ 114,016         $ 97,402          $ 97,187
                                =======          =======          =======          =======          =======           =======

      At December 31, 1998, held to maturity securities scheduled to mature within one year totaled $16,667. For other securities held to maturity, $30,000, $2.1 million and $2.0 million were scheduled to mature in 2000, 2001 and 2002, respectively. At December 31, 1998, there were no securities available for sale by the Company scheduled to mature within one year. For other securities available for sale, other than $1.2 million and $2.4 million were scheduled to mature in 2001 and 2002, respectively. There were no securities available for sale scheduled to mature in 2000.

Sources of Funds

      General. Deposits are the primary source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from loan principal repayments. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings are used on a short-term basis to compensate for reductions in the availability of funds from other sources and are also used on a longer term basis for general business purposes.

      Deposits. The Company's deposits are attracted principally from within the Company's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts, and term certificate accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

      Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Company on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

      The Company does not advertise for deposits outside its primary market area or utilize the services of deposit brokers.

      The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company at the dates indicated.

                                      December 31,          December 31,        December 31,
                                          1998                 1997                1996
                                    ----------------     -----------------    ----------------
                                    Amount   Percent     Amount    Percent    Amount   Percent
                                    ------   -------     ------    -------    ------   -------

                                                           (In Thousands)
Certificates of deposit            $127,852    63.16%   $112,702    60.42%   $ 93,545    60.81%
                                   --------   ------    --------   ------    --------   ------
Transaction Accounts:
Passbook, statement and club
    accounts                         47,259    23.34      48,285    25.88      46,374    30.14
Money market accounts                 3,196     1.58       2,198     1.18       2,737     1.78
Demand deposits and NOW accounts     24,127    11.92      23,349    12.52      11,176     7.27
                                   --------   ------    --------   ------    --------   ------
     Total transaction accounts    $ 74,582    36.84    $ 73,832    39.58%   $ 60,287    39.19%
                                   ========   ======    ========   ======    ========   ======
     Total deposits                $202,434   100.00%   $186,534   100.00%   $153,832   100.00%
                                   ========   ======    ========   ======    ========   ======

      The following table sets forth the deposit activities of the Company during the periods indicated.

                                                  Year Ended December 31,

                                           1998           1997            1996
                                           ----           ----            ----

                                                   (In Thousands)
Deposits                                $ 500,594      $ 360,637      $ 279,286
Withdrawals                              (493,372)      (335,673)      (276,752)
Net increase before interest            ---------      ---------      ---------
   credited                                 7,222         24,964          2,534
Interest credited                           8,678          7,738          6,452
                                        ---------      ---------      ---------
Net increase in deposits                $  15,900      $  32,702      $   8,986
                                        =========      =========      =========

      The following table sets forth the maturities of the Company's certificates of deposit having principal amounts of $100,000 or more at December 31, 1998.

                  Maturity Period                                    Amount
                  ---------------                                    ------

                                                                 (In Thousands)
Three months or less                                               $  2,869
Over three through six months                                         3,664
Over six through twelve months                                        9,166
Over twelve months                                                    6,910
    Total certificates of deposit with                             --------
        balances of $100,000 or more                               $ 22,609
                                                                   ========

      The following table shows the interest rate and maturity information for the Company's certificates of deposit at December 31, 1998.

                                                              Maturity Date
                      ---------------------------------------------------------------------------------------
Interest Rate         One Year or Less   Over 1 to 2 Years  Over 2 to 3 Years    Over 3 Years           Total
-------------         ----------------   -----------------  -----------------    ------------           -----

                                                             (In Thousands)
2.00% - 4.00%              $  1,271        $    123           $      --          $      --          $   1,394
4.01% - 6.00%                81,051          20,131               4,214              4,521            109,917
6.01% - 8.00%                 6,083           8,576                  66              1,816              6,541
                           --------        --------           ---------          ---------          ---------
  Total                    $ 88,405        $ 28,830           $   4,280          $   6,337          $ 127,852
                           ========        ========           =========          =========          =========

      Borrowings. The Company may obtain advances from the FHLB of New York secured by its investment in FHLB of New York stock and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities.

      The following table sets forth the maximum month-end balance and average balance of the Company's FHLB advances during the periods indicated.

                                                For Year Ended December 31,

                                              1998          1997          1996
                                              ----          ----          ----

                                                      (In Thousands)
Maximum balance                             $54,892       $36,721       $27,400
Average balance                              45,531        24,656        17,192
Weighted average interest
  rate on FHLB advances                        5.51%         5.70%         5.22%

      The following table sets forth certain information as to the Company's FHLB advances at the dates indicated.

                                             For Year Ended December 31,

                                         1998           1997            1996
                                         ----           ----            ----

                                                    (In Thousands)
FHLB advances                        $   54,815      $   36,721      $   23,800
Weighted average interest
  rate on FHLB advances                    5.41%           5.76%           6.63%

      Subsidiary. SBFL Agency, Inc. is a wholly owned subsidiary of the Bank. SBFL Agency, Inc. was established in November 1995 to sell a line of fixed rate annuity products.

      Employees. The Company had 80 full-time employees and 22 part-time employees at December 31, 1998. None of these employees is represented by a collective bargaining agreement, and the Company believes that it enjoys good relations with its personnel.

                                   REGULATION

      Set forth below is a brief description of certain laws and regulations which currently relate to the regulation of the Company. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

General

      The Company, as a federally chartered savings association, is subject to federal regulation and oversight by the OTS extending to all aspects of its operations. The Company also is subject to regulation and examination by the FDIC, which insures the deposits of the Company to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. The laws and regulations governing the Company generally have been promulgated to protect depositors and the deposit insurance funds and not for the purpose of protecting stockholders.

Federal Savings Association Regulation

      The investment and lending authority of a federally chartered savings association is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. These laws and regulations generally are applicable to all federally chartered savings associations and many also apply to state-chartered savings associations.

      Among other things, OTS regulations provide that no savings association may invest in corporate debt securities not rated in one of the four highest rating categories by a nationally recognized rating organization. In addition, the Home Owners Loan Act (HOLA) provides that loans secured by non-residential real property may not exceed 400% of regulatory capital, subject to increase by the OTS on a case-by-case basis.

      The Company is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally do not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus, provided that loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. The OTS by regulation has amended the loans-to-one borrower rule to permit savings associations meeting certain requirements, including fully phased-in capital requirements, to extend loans-to-one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At December 31, 1998, the Company was in compliance with applicable loans-to-one-borrower limitations.

Regulation of the Company as a Mid-tier Stock Holding Company

      The Company is a mid-tier stock holding company. Under OTS rules permitting a mutual holding company to establish a subsidiary stock holding company, a mid-tier stock holding company will "stand in the shoes" of the parent mutual holding company, or in certain circumstances, the subsidiary savings association. Thus, the mid-tier stock holding company is generally subject to the same restrictions and limitations that are currently applicable to the mutual holding company and its savings association subsidiary. The Company is therefore subject to the following provisions, among others:

      (i) A mid-tier stock holding company is treated as a multiple savings and loan holding company and not as a unitary savings and loan holding company.

      (ii) A mid-tier stock holding company is subject to the same restrictions as the mutual holding company on pledges of stock of the savings association subsidiary, and the proceeds of any loan secured by the savings association's stock must be infused into the savings association.

      (iii) A mid-tier stock holding company is subject to the same dividend waiver restrictions as those imposed on the savings association; accordingly, in waiving any dividend paid by the mid-tier stock holding company, the mutual holding company is required to follow the same procedures it currently follows in waiving dividends paid by the savings association.

      (iv) A mid-tier stock holding company is subject to the same restrictions on indemnification and employment contracts as those imposed on the mutual holding company.

      (v) A mid-tier stock holding company is permitted to engage in stock repurchase programs provided the mid-tier stock holding company complies with OTS regulations relating to repurchases by subsidiary savings associations. Absent unusual circumstances, for purposes for the three-year restriction on repurchases, the OTS will generally permit a mid-tier stock holding company to "tack on" or include the period that the shares initially issued by the savings association were outstanding.

Regulation of the Company in General

      The Company is regulated as a multiple savings and loan holding company within the meaning of the HOLA. As such, the Company is registered with and subject to OTS examination and supervision as well as certain reporting requirements. In addition, the operations of the Company are subject to regulations promulgated by the OTS from time to time. As an FDIC-insured subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in dealing with the Company and with other persons affiliated with the Company, and is subject to examination and supervision by the OTS and the FDIC.

The HOLA prohibits a savings and loan holding company, directly or indirectly, from (i) acquiring control (as defined) of another insured institution (or holding company thereof) without prior OTS approval; (ii) acquiring more than 5% of the voting shares of another insured institution (or holding company thereof ) which is not a subsidiary, subject to certain exceptions; (iii) acquiring through merger, consolidation or the purchase of assets, another asset of such institution (or holding company thereof) without prior OTS approval; or (iv) acquiring control of a bank that is not a "savings association" (as defined), except through a merger with and into the holding company's savings institution subsidiary that is approved by the OTS. A savings and loan holding company may acquire up to 15% of the voting shares of an undercapitalized savings institution. A savings and loan company may not acquire as a separate subsidiary an insured institution that has principal offices outside of the state where the principal offices of its subsidiary institution is located, except (i) in the case of certain emergency acquisitions approved by the FDIC, (ii) if the holding company controlled (as defined) such insured institution as of March 5, 1987, or
(iii) if the laws of the institution chartered by the state to be acquired by a savings institution chartered by the state where the acquiring savings institution or savings and loan holding company is located, or by a holding company that controls such a state chartered institution. No director or officer of a holding company's voting shares may, except with the prior approval of the OTS, acquire OTS approves such an acquisition, any holding company controlled by such officer, director or person is subject to the activities limitations that apply to multiple savings and loan holding companies, unless certain supervisory exceptions apply.

Insurance of Accounts

      The deposits of the Company are insured to the maximum extent permitted by the Savings Association Insurance Fund (SAIF), which is administered by the FDIC and is backed by the full faith and credit of the U.S. Government. At December 31, 1998 the Company held $191.5 million in deposits which are insured by SAIF. The Company paid $112,000 in federal deposit insurance premiums for the year ended December 31, 1998, as compared to $101,000 for the prior year. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

      The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. Management is aware of no existing circumstances which could result in termination of the deposit insurance of the Company. At December 31, 1998, the Bank's capital exceeded the capital requirements imposed by the FDIC.

Regulatory Capital Requirements

      Federally insured savings institutions are required to maintain minimum levels of regulatory capital. Pursuant to FIRREA, the OTS has established capital standards applicable to all savings institutions. Current OTS capital standards require savings institutions to satisfy several different capital requirements. Under these standards, savings institutions must maintain Tier 1 or "core" capital equal to 3% of adjusted total assets (or, if a bank does not have sufficiently strong managerial and financial condition, 3% plus an additional 100 to 200 basis points). A bank must also maintain "total" capital (a combination of core and "supplementary" capital) equal to 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, less intangible assets except qualifying servicing rights.

      A savings institution is allowed to include both core capital and supplementary capital in the calculation of its total capital for purposes of the risk-based capital requirements, provided that the amount of supplementary capital does not exceed the savings institution's core capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan and lease losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for repossessed assets or loans more than 90 days past due. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

      The following table sets forth the Company's compliance with its capital requirements at December 31, 1998.

                                                Core Capital  Risk-Based Capital
                                                ------------  ------------------
                                                        (In Thousands)
GAAP Capital                                      $ 21,535        $ 21,535
  Add back unrealized loss(gains)
  on avail. for sale of
securities, net of taxes                              (207)           (207)
General valuation allowance                             --           1,176
Equity investments required to be
deducted                                                --          (2,154)
Actual regulatory capital                         $ 21,328        $ 20,350
Amount currently required                            8,475           9,553
                                                  --------        --------
Excess regulatory capital                         $ 12,853        $ 10,797
Actual regulatory capital                         ========        ========
   as a percentage (1)                                7.55%          17.04%
Percentage currently required                         3.00%           8.00%
Excess regulatory capital as a                    --------        --------
   percentage in excess of requirement                4.55%           9.04%
                                                  ========        ========

(1) Core capital is computed as a percentage of adjusted total assets of $282.5 million. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $119.4 million.

      Any savings association that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on an association's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. Certain actions are required by law. See "Regulation - Prompt Corrective Action." The OTS' capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

Prompt Corrective Action

      Under Section 38 of the FDIA, as added by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to implement by regulation a system of prompt corrective action for institutions which it regulates. Under the regulations, an institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure. Other criteria define institutions which are "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized".

      At December 31, 1998, the Company was a "well capitalized" institution under the prompt corrective action regulations of the OTS.

      Standards for Safety and Soundness. The FDICIA requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The compensation standards would prohibit employment contracts, compensation or benefit arrangements, stock options plans, fee arrangements or other compensatory arrangements that would provide excessive compensation, fees or benefits or could lead to material financial loss. In addition, the federal banking regulatory agencies would be required to prescribe by regulation standards specifying: (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; and
(iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions and depository institution holding companies.

Liquidity Requirements

      All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 4%. Monetary penalties may be imposed upon associations for violations of liquidity requirements. The Company's average liquidity ratio at December 31, 1998 was 57.24% which exceeded the then applicable requirements.

Qualified Thrift Lender Test

      All savings associations are required to meet a qualified thrift lender ("QTL") test set forth in Section 10(m) of the HOLA and regulations of the OTS thereunder to avoid certain restrictions on their operations. A savings association that does not meet the QTL test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with certain restrictions on its operations.

      Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At December 31, 1998, the qualified thrift investments of the Company were approximately 97.27% of its portfolio assets.

Restrictions on Capital Distributions

      An OTS regulation governs capital distributions by savings associations, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions from associations meeting at least their minimum capital requirements, so long as such associations notify the OTS and receive no objection to the distribution from the OTS. Associations and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

      Generally, a savings association that before and after the proposed distribution meets or exceeds its fully phased-in capital requirements (a "Tier 1 institution") may make capital distributions during any calendar year up to the higher of (a) 100% of net income for the calendar year-to-date plus 50% of its surplus capital ratio (as defined) at the beginning of the calendar year or
(b) 75% of net income over the most recent four-quarter period. Failure to meet fully phased-in or minimum capital requirements will result in further restrictions on capital distributions, including possible prohibition of capital distributions without specific OTS approval. At December 31, 1998, the Company was a Tier 1 association under the OTS capital distribution regulation.

      In order to make distributions under safe harbor, Tier 1 associations must submit 30 days written notice to the OTS prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. In addition, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination.

Federal Home Loan Bank System

      The Company is a member of the FHLB of New York, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At December 31, 1998, the Company had outstanding advances of $54,815,000 from the FHLB of New York.

      As a member, the Company is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of outstanding advances. At December 31, 1998, the Company had $2,940,800 in FHLB stock, which was in compliance with this requirement.

      The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. Dividends paid by the FHLB of New York to the Company for the year ended December 31, 1998 totaled $177,305.

Branching by Federal Savings Institutions

      Generally, HOLA prohibits federal savings institutions from establishing, retaining or operating a branch outside the state in which the federal institution has its home office unless the institution meets the Internal Revenue Service's ("IRS") domestic building and loan test (generally, 60% of a thrift's assets must be housing-related) ("IRS Test"). The IRS Test requirement does not apply if: (i) the branch(es) result(s) from an emergency acquisition of a troubled savings institution (however, if the troubled savings institution is acquired by a bank holding company, does not have its home office in the state of the bank holding company's bank subsidiary and does not qualify under the IRS Test, its branching is limited to the branching laws for state-chartered banks in the state where the savings institution is located); (ii) the branch was authorized for the federal savings association prior to October 15, 1982; (iii) the law of the state where the branch would be located would permit the branch to be established if the federal savings institution were chartered by the state in which its home office is located; or (iv) the branch was operated lawfully as a branch under state law prior to the savings institution's conversion to a federal charter.

      Furthermore, the OTS will evaluate a branching applicant's record of compliance with the Community Reinvestment Act of 1977 ("CRA"). An unsatisfactory CRA record may be the basis for denial of a branching application.

Federal Reserve System

      The Company is subject to regulation of certain matters by the Federal Reserve Board. The Federal Reserve Board requires depository institutions, including savings banks the deposits of which are insured by the FDIC, to maintain reserves in accordance with applicable regulations for the purpose of facilitating the implementation of monetary policy by the Federal Reserve System. Generally, the Federal Reserve Board establishes reserve requirements for net transaction accounts. It also has authority, subject to the satisfaction of certain conditions, to impose emergency reserve and supplemental reserve requirements. As of December 31, 1998, total net transaction accounts (transaction accounts, primarily NOW and regular checking accounts, less certain permitted deductions) in the amount of $46.5 million or less are subject to a reserve requirement of 3%. Total net transaction accounts over $46.5 million are subject to a reserve requirement of $1,395,000 plus 10% of the total in excess of $46.5 million. However, $4.9 million of otherwise reservable liabilities are subject to an exemption from reserve requirements. The amount of this exemption is subject to adjustment by the Federal Reserve Board each calendar year. The Company was in compliance with its reserve requirements at December 31, 1998.

Community Reinvestment Laws

      As is discussed above, under the CRA the Company is subject to Federal provisions designed to insure that a savings institution meets the credit needs of its entire community, including low and moderate income neighborhoods.

Transactions with Affiliates

      The Company is subject to certain restrictions on loans to the Mutual Holding Company or its non-bank subsidiaries, on investments in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on behalf of the Mutual Holding Company or its non-bank subsidiaries. The Company is subject to certain restrictions on most types of transactions with the Mutual Holding Company or its non-bank subsidiaries, requiring that the terms of such transactions be substantially equivalent to terms of similar transactions with non-affiliated firms. In addition, the Company is subject to restrictions on loans to its executive officers, directors and principal stockholders.

Miscellaneous

      In addition to requiring a new system of risk-based insurance assessments and a system of prompt corrective action with respect to undercapitalized banks, as discussed above, recent legislation requires federal banking regulators to adopt regulations in a number of areas to ensure bank safety and soundness, including: internal controls; credit underwriting; asset growth; management compensation; ratios of classified assets to capital; and earnings. Recent legislation also contains provisions which are intended to enhance independent auditing requirements; restrict the activities of state-chartered insured banks; amend various consumer banking laws; limit the ability of "undercapitalized banks" to borrow from the Federal Reserve Board's discount window; and require regulators to perform annual on-site bank examinations and set standards for real estate lending.

Regulatory Enforcement Authority

      The enforcement powers available to federal banking regulators is substantial and includes, among other things, the ability to assess civil monetary penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions must be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Applicable law also requires public disclosure of final enforcement actions by the federal banking agencies.

                                    TAXATION

Provision for Income Taxes

      The provision for income taxes as a percentage of pretax income or loss was 39.3%, 39.9% and 40.0% for the years ended December 31, 1998, 1997 and 1996, respectively.

      A more comprehensive analysis of the Company's income tax expense is included in Note 9 to the financial statements included in Item 8 of this Report.

Item 2.   Description of Properties

      At December 31, 1998, the Company conducted its business from its main office at 470 Exchange Street, Geneva, New York and five other full-service branches in western New York.

      The following table sets forth certain information with respect to the office and other properties of the Company at December 31, 1998.

                                                       Net Book Value/Lease
    Description/Address             Leased/Owned          Expiration Date          Deposits
    -------------------             ------------          ---------------          --------

                                                                 (Dollars in Thousands)
Main Office
470 Exchange Street
Geneva, New York                       Owned                   $636                  $ 91,523

Branch Offices

Pyramid Mall
Routes 5 and 20
Geneva, New York                       Leased                May 2014                $ 32,584

Seaway Plaza
Routes 5 and 20
Waterloo, New York                     Leased               March 2011               $ 27,905

Commons
301 E. State Street
Ithaca, New York                       Leased               March 2001               $ 26,860

South Meadow
702 South Meadow Street                                        $788
Ithaca, New York                Owned on Leased Land         May 2017                $ 12,793

Canandaigua
659 South Main Street                                          $778
Canandaigua, New York           Owned on Leased Land      September 2018             $ 10,769

Item 3.   Legal Proceedings

      The Company is a defendant in a legal action arising out of the fact that the Company hired two loan officers from another bank located in the Finger Lakes region. The claims allege the use of trade secrets by the Bank's former employees, solicitation of their customers and violation of restrictive employee covenants among other claims. The action requests compensatory damages in the total amount of $17 million and punitive damages of $34 million. The claim was dismissed during 1998 by the court; however, an appeal has been filed. In the opinion of management, after consultation with legal counsel, the claims are without merit and the ultimate disposition of this matter is not expected to have a material effect on the consolidated financial statements of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

      None

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      At December 31, 1998, 3,570,000 shares of the Company's outstanding common stock was held of record by approximately 205 persons or entities, not including the number of persons or entities holding stock in nominee or street name through various brokers or banks. Of those shares outstanding, 2,389,948 shares of common stock are currently held by Finger Lakes Financial Corporation, M.H.C., the Company's mutual holding company.

      During 1998 the Company issued the following securities which were not registered under the Securities Act of 1933, as amended (the "Act"). Each of such issuances was made by private offering in reliance on the exemption from the registration provisions of the Act provided by Section 4(2) of the Act: (i) on March 16, 1998 the Company issued two of its employees, for no additional consideration, options under the Company's 1996 Stock Option Plan to purchase an aggregate of 4,000 shares of Common Stock at an exercise price of $19.88 per share; and (ii) on May 18, 1998, the Company issued to one of its employees, for no additional consideration, options under the Company's 1996 Stock Option Plan to purchase 1,000 shares of Common Stock at an exercise price of $20.00 per share, and (iii) on June 15, 1998 the Company issued to one of its employees, for no additional consideration, options under the Company's 1996 Stock Option Plan to purchase 1,000 shares of Common Stock at an exercise price of $19.13 per share, and (iv) on December 11, 1998 the Company issued to one of its employees, for no additional consideration, options under the Company's 1996 Stock Option Plan to purchase 2,700 shares of Common Stock at an exercise price of $11.50 per share.

The following table sets forth the high and low sales prices per share of the Company's Common Stock, together with the cash dividends declared.

                                                                       Cash
      Period                                                         Dividends
      Ending:               High(1)               Low(1)             Declared(1)
      3-31-97         $      7.875          $      6.625           $    0.05
      6-30-97                8.625                 7.375                0.05
      9-30-97               12.750                 8.500                0.05
     12-31-97               16.000                12.000                0.05
      3-31-98               24.750                15.250                0.05
      6-30-98               20.625                19.250                0.06
      9-30-98               19.375                12.375                0.06
     12-31-98               13.250                 9.000                0.06

(1) Stock prices and cash dividends are retroactively adjusted for the 2 for 1 stock split effective March 2, 1998.

Item 6.  Selected Financial Data

Selected Financial and Other Data

(dollars in thousands)

---------------------------------------------------------------------------------------------------------------------------
                                                        December 31,                December 31,                 April 30,
                                                            1998           1997         1996          1995         1995
---------------------------------------------------------------------------------------------------------------------------
Selected Financial Condition Data:

    Total assets                                          $282,376       $ 247,708    $ 200,429    $ 167,773    $ 171,129
    Cash and cash equivalents                                4,375           4,394        6,366        6,823        4,448
    Securities available for sale                          115,333          99,880       83,830       61,719       45,150
    Securities held to maturity                              4,640          14,096       13,347        4,705       27,268
    Loans, net                                             145,136         118,439       88,683       86,050       84,364
    Deposits                                               202,434         186,534      153,832      144,846      143,063
    Advances from Federal Home Loan Bank                    54,815          36,721       23,800           --        5,100
    Stockholders' Equity                                    21,964          21,679       20,350       20,734       20,845

---------------------------------------------------------------------------------------------------------------------------
                                                                                                  Eight Month
                                                         Year Ended                               Period Ended  Year Ended
                                                        December 31,     Year Ended December 31,  December 31,   April 30,
                                                            1998           1997         1996          1995         1995
---------------------------------------------------------------------------------------------------------------------------
Selected Operating Data:

    Total interest income                                 $ 18,645       $  15,840    $  13,560    $   8,187    $  11,862
    Total interest expense                                  11,201           9,197        7,370        4,426        5,977
      Net interest income                                    7,444           6,643        6,190        3,761        5,885
    Provision for loan losses                                  240             120          483          290          292
      Net interest income after
        provision for loan losses                            7,204           6,523        5,707        3,471        5,593
    Other income (expense)                                     593             592        1,107        (639)          240
    Operating expenses                                       6,605           5,706        6,755        4,306        4,562
    Income (loss) before income taxes                        1,192           1,409           59      (1,474)        1,271
    Income tax expense (benefit)                               468             562           23        (571)          534
---------------------------------------------------------------------------------------------------------------------------
    Net income (loss)                                     $    724       $     847    $      36    $   (903)    $     737
===========================================================================================================================
    Net income (loss) per share - basic  (1)              $    .20       $     .24    $     .01    $   (.25)    $     .10(2)

---------------------------------------------------------------------------------------------------------------------------
    Net income (loss) per share - diluted  (1)            $    .20       $     .23    $     .01    $   (.25)    $     .10(2)
===========================================================================================================================
    Dividends per share  (1)(3)                           $    .23       $     .20    $     .20    $     .15    $     .05
===========================================================================================================================

------------------------------------------------------------------------------------------------------------------------------
                                                                                                  At or For the
                                                        At or For the                             Eight Month    At or For the
                                                         Year Ended     At or For the Year Ended  Period Ended    Year Ended
                                                        December 31,          December 31,         December 31,     April 30,
------------------------------------------------------------------------------------------------------------------------------
                                                            1998           1997         1996          1995           1995
------------------------------------------------------------------------------------------------------------------------------
Selected Financial Ratios:

    Return on average assets                                   .27 %           .40%         .02%       (.79)%           .44%
    Return on average Stockholders' equity                    3.29 %          4.05          .18       (6.44)           4.02
    Average Stockholders' equity to
      average assets                                          8.36 %          9.54        10.85        12.33          10.85
    Stockholders' equity to total assets                      7.78 %          8.75        10.15        12.36          12.17

(1) Per share data retroactively adjusted for a 2 for 1 stock split effective March 2, 1998.
(2) Net income per share is presented from November 10, 1994, the date of conversion, based upon the number of shares issued and outstanding since that date. The income included in the computation is based on the actual operating results only for the post-conversion period.
(3) Finger Lakes Financial Corp. M.H.C., the mutual holding company of the Bank, waived receipt of dividends for the 2,389,948 shares that it owns.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition
And Comparison of Operating Results

General

      A reorganization into a two-tier mutual holding company structure (the "Reorganization") was accomplished on August 17, 1998 under the Agreement and Plan of Reorganization (the "Plan of Reorganization"), which was unanimously adopted by the Board of Directors on December 15, 1997 and approved by the shareholders on April 23, 1998. Pursuant to the Plan of Reorganization, Savings Bank of the Finger Lakes, FSB (the "Bank"), the prior reporting company, became a wholly-owned subsidiary of Finger Lakes Financial Corp. (the "Company"), a newly formed stock corporation which is majority owned by Finger Lakes Financial Corp., M.H.C. (the "Mutual Holding Company"). All references in this document to the Company include activities of both Finger Lakes Financial Corp. and Savings Bank of the Finger Lakes. In the Reorganization, each outstanding share of the Bank Common Stock was converted into one share of the common stock, par value $.01 per share, of the Company ("Company Common Stock"), and the holders of Bank Common Stock became the holders of all of the outstanding shares of Company Common Stock. The Company was incorporated solely for the purpose of becoming a savings and loan holding company and has no prior operating history. The Reorganization had no impact on the operations of the Bank or the Mutual Holding Company. The Bank has continued its operations at the same locations, with the same management, and subject to all the rights, obligations and liabilities of the Bank existing immediately prior to the Reorganization.

      The Company is a community-oriented savings bank providing mortgage and commercial loans and other traditional financial services to its local community. The profitability of the Company depends primarily on its net interest income, which is the difference between interest income on interest-earning assets, principally loans, mortgage-backed securities and securities, and interest expense on interest-bearing deposits and borrowings. The Company's net income also is dependent, to a lesser extent, on the level of its other operating income (including service charges) and operating expenses, such as salaries and employee benefits, office occupancy and equipment, deposit insurance premiums, professional fees, data processing and miscellaneous other expenses, as well as federal and state income tax expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies, and actions of regulatory authorities.

Business Strategy

      The Company's goal is to continue to serve its market area as a community-oriented financial institution dedicated to financing home ownership and providing financial services to its customers in an efficient manner. The principal components of its strategy are discussed below.

      The Company is a community-oriented savings bank operating in western New York. The Company's primary lending emphasis has been the origination for portfolio of single-family residential mortgage loans, home equity loans and property improvement loans secured by single-family residences. The Company's lending activities also include commercial real estate, multi-family and commercial business loans. The Company generally limits its lending activities to western New York with an emphasis on lending in Ontario, Seneca and Tompkins counties. The Company believes that it has a substantial market share in Ontario County and competitive market shares in the other counties in its primary market area, both with respect to deposits and loans. The Company does not engage in securities trading and limits its investments to U.S. Treasury and federal government agency obligations, mortgage-backed securities, which are insured by federal agencies, collateralized mortgage obligations, and equity securities. The Company has designated $115.3 million or 96.1% of its securities portfolio as securities available for sale at December 31, 1998 in order to reduce its exposure to interest rate risk. The Company anticipates that its operations in the future will be conducted in a manner and scope which is substantially consistent with its past practices.

Financial Condition

      The Company's total assets as of December 31, 1998 were $282.4 million, a net increase of $34.7 million or 14.0% from December 31, 1997. The net increase of $34.7 million was due primarily to a $26.7 million or 22.3% increase in the Company's loan portfolio and a $6.0 million or 5.3% increase in the Company's securities portfolio. The $26.7 million increase in the loan portfolio consisted primarily of a $19.9 million increase in residential and commercial mortgage loans and a $3.7 million increase in home equity loans. The substantial growth of the loan portfolio resulted from total loan originations in 1998 of $73.6 million and loan purchases of $770,000 partially offset by the sale of $21.4 million of fixed rate mortgage loans. Securities classified as available for sale at December 31, 1998 were

      $115.3 million, an increase of $15.5 million from December 31, 1997, while securities classified as held to maturity at December 31, 1998 were $4.6 million, a decrease of $9.5 million from December 31, 1997. Premises and equipment increased by $906,000 during 1998 resulting from the construction of a new full service branch facility in Canandaigua and a renovation of the downtown Geneva branch.

      The significant growth in assets during 1998 was funded by a combination of a $15.9 million increase in total deposits which amounted to $202.4 million as of December 31, 1998 and an $18.1 million increase in borrowed funds which amounted to $54.8 million as of December 31, 1998. Savings and demand deposits increased by $750,000 while certificates of deposit increased by $15.1 million. The increase in borrowed funds reflects a continuation of the Company's strategy of using funding sources other than retail deposits to support asset growth. Stockholders' equity totaled $22.0 million as of December 31, 1998, an increase of $285,000 from the year ended December 31, 1997. This increase consisted primarily of net income for the period of $724,000 less $278,000 in the fair value of securities available for sale, and dividends declared for the period of $271,000.

      The Company is currently selling substantially all newly originated fixed rate residential mortgage loans and retaining servicing. This represents a change in portfolio strategy implemented during the third quarter of 1998. Previously the Company's policy was to retain in portfolio fixed rate residential mortgage loans with maturities of fifteen years or less. Also, during the third quarter of 1998 the Company sold substantially all existing fixed rate residential mortgage loans with maturities greater than twenty years.

Operating Results

For the year ended December 31, 1998

      Interest Income

      Total interest income for the year ended December 31, 1998 amounted to $18.6 million, an increase of $2.8 million from the year ended December 31, 1997. The average yield on earning assets was 7.42%. Interest income on loans amounted to $10.8 million, an increase of $2.2 million from the year ended December 31, 1997. Interest income on securities amounted to $7.8 million, an increase of $605,000 from the year ended December 31, 1997.

      Interest Expense

      Total interest expense for the year ended December 31, 1998 amounted to $11.2 million, an increase of $2.0 million from the year ended December 31, 1997. Interest expense on deposits amounted to $8.7 million for the year ended December 31, 1998 while interest expense on borrowed funds amounted to $2.5 million. The average cost of funds for the year ended December 31, 1998 was 4.69%.

      Net Interest Income Before Provision for Loan Losses

      The Company's net interest income is determined by its interest rate spread (i.e., the difference between yields earned on its interest-earning assets and interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income amounted to $7.4 million for the year ended December 31, 1998, an increase of $801,000 from the year ended December 31, 1997. The average interest rate spread for the year ended December 31, 1998 was 2.73%.

      Provision for Loan Losses

      The Company's provision for loan losses amounted to $240,000 for the year ended December 31, 1998, an increase of $120,000 from the year ended December 31, 1997. The Company's total allowance for loan losses amounted to $1.2 million as of December 31, 1998 or .80% of total loans outstanding. Non-performing loans increased from $564,000 to $1,016,000 as of December 31, 1998. Management reviews the adequacy of the allowance for loan losses quarterly through an asset classification and review process and an analysis of the level of loan delinquencies and general market and economic conditions.

      Other Income (Expense)

      Other income was $593,000 for the year ended December 31, 1998, at the same level as the year ended December 31, 1997. This amount includes $106,000 of net gains on sales of securities as compared to $142,000 of net gains on sales of securities for the year ended December 31, 1997 and $276,000 of net gains on sales of loans as compared to $27,000 of net gains on sales of loans for the year ended December 31, 1997. This also includes additional reserves of $620,000 established for environmental remediation costs associated with a former laundry site acquired through foreclosure in 1989, as compared to additional reserves during 1997 of $150,000. Service charge income for the year ended December 31, 1998 was $803,000, as compared to $508,000 for the year ended December 31, 1997.

      Operating Expenses

      Operating expenses amounted to $6.6 million for the year ended December 31, 1998, an increase of $900,000 from the year ended December 31, 1997. Increases of $450,000 in salaries and employee benefits expense and $350,000 in office occupancy and equipment expense were primarily the result of new branch offices opened in 1997 and 1998.

      Income Taxes

      The Company recorded income tax expense of $469,000 for the year ended December 31, 1998 on income before tax for the period of $1,193,000, reflecting an effective tax rate of 39.3%.

Operating Results

For the year ended December 31, 1997

      Interest Income

      Total interest income for the year ended December 31, 1997 amounted to $15.8 million, an increase of $2.3 million from the year ended December 31, 1996. The average yield on earning assets was 7.54%. Interest income on loans amounted to $8.6 million, an increase of $800,000 from the year ended December 31, 1996. Interest income on securities amounted to $7.2 million, an increase of $1.5 million from the year ended December 31, 1996.

      Interest Expense

      Total interest expense for the year ended December 31, 1997 amounted to $9.2 million, an increase of $1.8 million from the year ended December 31, 1996. Interest expense on deposits amounted to $7.7 million for the year ended December 31, 1997 while interest expense on borrowed funds amounted to $1.5 million. The average cost of funds for the year ended December 31, 1997 was 4.67%.

      Net Interest Income Before Provision for Loan Losses

      The Company's net interest income is determined by its interest rate spread (i.e., the difference between yields earned on its interest-earning assets and interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income amounted to $6.6 million for the year ended December 31, 1997, an increase of $450,000 from the year ended December 31, 1996. The average interest rate spread for the year ended December 31, 1997 was 2.87%.

      Provision for Loan Losses

      The Company's provision for loan losses amounted to $120,000 for the year ended December 31, 1997, a decrease of $363,000 from the year ended December 31, 1996. The Company's total allowance for loan losses amounted to $1.1 million as of December 31, 1997 or .96% of total loans outstanding. Non-performing loans decreased from $918,000 to $564,000 as of December 31, 1997. Management reviews the adequacy of the allowance for loan losses quarterly through an asset classification and review process and an analysis of the level of loan delinquencies and general market and economic conditions.

      Other Income (Expense)

      Other income was $592,000 for the year ended December 31, 1997, a decrease of $515,000 from the year ended December 31, 1996. This amount includes $142,000 of net gains on sales of securities as compared to $210,000 of net losses on sales of securities for the year ended December 31, 1996. Also, 1996 results included an $800,000 recovery of a reserve which had been established for potential losses on Nationar.

      Operating Expenses

      Operating expenses amounted to $5.7 million for the year ended December 31, 1997, a decrease of $1.1 million from the year ended December 31, 1996. Increases of $295,000 in salaries and employee benefits expense and $121,000 in office occupancy and equipment expense were primarily the result of new branch offices opened in 1996 and 1997. Operating expenses for the year ended December 31, 1996 included a one-time deposit insurance premium of $739,000.

      Income Taxes

      The Company recorded income tax expense of $562,000 for the year ended December 31, 1997 on income before tax for the period of $1,409,000, reflecting an effective tax rate of 39.9%.

Operating Results

For the year ended December 31, 1996

      Interest Income

      Total interest income for the year ended December 31, 1996 amounted to $13.6 million. The average yield on interest earning assets was 7.70%. Interest income on loans amounted to $7.8 million for the year ended December 31, 1996 and the average yield on the loan portfolio was 9.02%. Interest income on securities amount to $5.7 million for the year ended December 31, 1996 and the average yield on the securities portfolio was 6.43%.

      Interest Expense

      Total interest expense on deposits and borrowed funds amounted to $7.4 million for the year ended December 31, 1996. Interest expense on deposits amounted to $6.5 million for the period while interest expense on borrowed funds amounted to $900,000. The average cost of funds for the year ended December 31, 1996 was 4.46%. The Company utilized advances from the Federal Home Loan Company of New York to fund growth in the securities portfolio.

      Net Interest Income Before Provision for Loan Losses

      The Company's net interest income is determined by its interest rate spread (i.e., the difference between yields earned on its interest-earning assets and interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income amounted to $6.2 million for the year ended December 31, 1996. The average interest rate spread for the year ended December 31, 1996 was 3.24%.

      Provision for Loan Losses

      The Company's provision for loan losses amounted to $483,000 for the year ended December 31, 1996. Non-performing loans totaled $918,000 as of December 31, 1996. The Company's total allowance for loan losses amounted to $1.1 million as of December 31, 1996 or 1.21% of total loans outstanding. Management reviews the adequacy of the allowance for loan losses quarterly through an asset classification and review process and an analysis of the level of loan delinquencies and general market and economic conditions.

      Other Operating Income

      Other operating income was $1.1 million for the year ended December 31, 1996. This amount included full recovery of the $800,000 reserve for Nationar established in 1995 based on the Company's receipt of all funds which had been frozen in the Nationar estate. It also includes $210,000 in net losses recorded on the sale of investment securities, which consists primarily of net losses on the sale of approximately $6.0 million in adjustable rate mutual funds. Service charge income for the year ended December 31, 1996 was $506,000.

      Operating Expenses

      Operating expenses amounted to $6.8 million for the year ended December 31, 1996. Salary and employee benefits expense represented $2.6 million of that total. Operating expenses for the year ended December 31, 1996 also included a one-time deposit insurance assessment of $739,000 to assist in the recapitalization of the SAIF insurance fund as required by law. At December 31, 1996, the Company recorded an expense of $100,000, which represents an estimate of accelerated depreciation on computer equipment associated with a data processing conversion scheduled for the third quarter of 1997.

      Income Taxes

      Income tax amounted to $24,000 for the year ended December 31, 1996. The Company's effective tax rate was 40.0% for the year ended December 31, 1996.

Year 2000 Considerations

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

      During the assessment phase, the Company identified all in-house systems and third party relationships, and assessed whether they were "mission critical". Mission critical is defined as a system that is vital to the successful continuance of a core business activity. The assessment included both information technology systems and non-information technology systems. Examples of non-information technology systems include utility and telephone companies, security systems, and financial organizations. Also included in the assessment is the identification of those systems and vendors whom the Company has control over and those that Company does not. Examples of those vendors whom the Company has control over include organizations which the Company has a material relationship with. Vendors whom the Company has no control over include utility companies.

      The Company has identified 20 mission critical areas, and 72 non-mission critical areas. Of the mission critical areas, 7 are Year 2000 compliant. Of the non-mission critical areas, 16 are Year 2000 compliant. The Company is continuing its efforts to concentrate on the mission critical elements, and anticipates further progress by the first quarter of 1999.

      During 1998, the Company conducted an assessment of the computer hardware currently in place in each of its locations. The assessment included testing of all computers for Year 2000 compliance. All but a few of the computers tested positive as being compliant, and those which did not have been replaced or modified. The cost associated with this assessment was approximately $51,500, and was expensed as incurred. The incremental cost to the Company of achieving Year 2000 compliance has been estimated to be $100,000 for 1999.

      The Company has a test plan in place, which identifies groups of systems according to whether they are internal or external, mission critical or not, and whether the Company has control over the systems. This plan was presented to and approved by the Board of Directors. The plan included the following:

      o testing of mission critical internal and external systems to be completed by March 31, 1999,
      o commence testing of systems which the Company has a material interest in by March 31, 1999 to be completed by June 30, 1999,
      o prepare contingency plans as needed, based on results from systems which the Company has control over and that are deemed mission critical.

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

Forward-Looking Statements

      This report may contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and assumptions made by management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seems", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, actual results may differ materially from those expressed or forecast in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information or otherwise.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      The following table presents the difference between the Company's interest-earning assets and interest-bearing liabilities within specified maturities at December 31, 1998. This table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is subject to competitive and other limitations. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and at different volumes.

                                                             More than   More than
                                                 Four to     One Year   Three Years
                                    Within       Twelve      to Three     to Five    Over Five
                                 Three Months    Months       Years        Years       Years      Total
                                 ------------    ------       -----        -----       -----      -----

                                                                   (In Thousands)
Interest-earning assets:(1)
Mortgage loans(2)                   $  8,899    $ 32,428     $ 36,187    $ 30,531    $  8,184    $116,229
Other loans(2)                         9,138       2,746        7,074       6,341       3,638      28,937
Securities available for sale         25,833      27,850       34,464      11,129      16,057     115,333
Securities held to maturity            2,000       2,017           97         115       3,352       7,581
                                    --------    --------     --------    --------    --------    --------
          Total interest-earning
            assets                    45,870      65,041       77,822      48,116      31,231     268,080
                                    --------    --------     --------    --------    --------    --------
Interest-bearing liabilities:
Deposits:(3)
    NOW accounts                         718       2,154        4,021       1,608       1,072       9,573
    Passbook accounts                  3,544      10,633       19,849       7,940       5,293      47,259
    Money market accounts                240         719        1,342         537         358       3,196
    Certificates of deposit           15,418      72,987       33,110       6,337          --     127,852
    Borrowings                        16,000          --        3,000      23,815      12,000      54,815
                                    --------    --------     --------    --------    --------    --------
          Total interest-bearing
            liabilities               35,920      86,493       61,322      40,237      18,723     242,695
                                    --------    --------     --------    --------    --------    --------
Excess (deficiency) of interest-
  earning assets over
  interest-bearing liabilities      $  9,950    $(21,452)    $ 16,500    $  7,879    $ 12,508    $ 25,385
                                    ========    ========     ========    ========    ========    ========
Cumulative excess (deficiency)
  of  interest-earning assets
  over  interest-bearing
  liabilities                       $  9,950    $(11,502)    $  4,998    $ 12,877    $ 25,385
                                    ========    ========     ========    ========    ========
Cumulative ratio of excess
  (deficiency) of
  interest-earning liabilities as
  a percentage of total assets          3.52%      (4.07)%       1.77%       4.56%       7.88%
                                    ========    ========     ========    ========    ========

(1) Adjustable- and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization, in each case adjusted to take into account estimated prepayments. For fixed-rate mortgages and mortgage-backed securities, annual prepayment rates ranging from 5% to 20.9%, based on the type of loan or mortgage security and the coupon rate, were used.

(2) Balances have been reduced for non-performing loans, which amounted to $1,016,000 at December 31, 1998.

(3) The Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts are generally subject to immediate withdrawal. However, management considers a certain portion of these accounts to be core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 30% of the declining balance of such accounts during the period shown. Management believes these rates are indicative of expected withdrawal rates in a rising interest rate environment. If all of the Company's NOW accounts, passbook savings account and money market accounts had been assumed to be subject to repricing within one year, the cumulative one-year deficiency of interest-earning assets to interest-bearing liabilities would have been $53.5 million or 19.0%.

      Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

      The OTS requires the Company to measure interest rate risk by computing estimated changes in the net portfolio value ("NPV") of cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. These computations estimate the effect on NPV of sudden and sustained 1% to 4% increases and decreases in market interest rates. The Company's board of directors has adopted an interest rate risk policy which establishes maximum decreases in estimated NPV in the event of 1%, 2%, 3% and 4% increases and decreases in market interest rates, respectively. The following tables set forth those limits and certain calculations, based on information provided to the Company by the OTS, with respect to the sensitivity of NPV to changes in market interest rates at December 31, 1998.


              Change in                         Change in NPV
        Market Interest Rates        Policy Limit            Computation
                                     ------------            -----------

                 +4%                      -60%                   -44%
                 +3%                      -45                    -30
                 +2%                      -30                    -17
                 +1%                      -20                     -6
                  0%                        0                      0
                 -1%                      -20                     -1
                 -2%                      -30                     -3
                 -3%                      -45                     -5
                 -4%                      -60                     -8

      The Company's Board of Directors is responsible for reviewing asset liability management policies. On at least a quarterly basis, the Board reviews interest rate risk and trends, as well as liquidity and capital ratios and requirements. Management is responsible for administering the policies and determinations of the Board of Directors with respect to our asset and liability goals and strategies.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements and Supplemental Data

Finger Lakes Financial Corp.
  Consolidated Financial Statements:                                       Page
                                                                           ----

         -  Independent Auditors' Report                                    40
         -  Consolidated Statements of Financial Condition - December 31,
            1998 and 1997                                                   41
         -  Consolidated Statements of Operations for years ended -
            December 31, 1998, 1997 and 1996                                42
         -  Consolidated Statements of Stockholders' Equity and
            Comprehensive Income for the years ended December 31, 1998,
            1997 and 1996                                                   43
         -  Consolidated Statements of Cash Flows for years ended
            December 31, 1998, 1997 and 1996                                44
         -  Notes to Consolidated Financial Statements                     45-66
         -  Quarterly Summarized Financial Information (unaudited)          67
independent auditors' report

The Board of Directors and Stockholders
Finger Lakes Financial Corp.:

      We have audited the accompanying consolidated statements of financial condition of Finger Lakes Financial Corp. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Finger Lakes Financial Corp. and subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


      /s/ KPMG LLP

      Rochester, New York
      February 1, 1999

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 1998 and 1997 FINGER
LAKES FINANCIAL CORP.

---------------------------------------------------------------------------------------------------------------------------
                                                                                          1998                 1997
---------------------------------------------------------------------------------------------------------------------------
ASSETS

    Cash and due from banks                                                         $   4,374,734             4,394,257
    Securities available for sale, at fair value                                      115,332,807            99,880,480
    Securities held to maturity, fair value of $4,662,530 and
      $14,136,245 at December 31, 1998 and 1997, respectively                           4,639,772            14,095,982

    Loans                                                                             146,311,360           119,588,152
      Less allowance for loan losses                                                    1,175,758             1,148,786
---------------------------------------------------------------------------------------------------------------------------
          Net loans                                                                   145,135,602           118,439,366

    Accrued interest receivable                                                         1,907,702             1,806,152
    Federal Home Loan Bank stock, at cost                                               2,940,800             2,071,100
    Premises and equipment, net                                                         4,555,914             3,650,126
    Other assets                                                                        3,488,735             3,370,482
---------------------------------------------------------------------------------------------------------------------------
             Total assets                                                           $ 282,376,066           247,707,945
===========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

    Liabilities:
      Deposits                                                                       $ 202,433,971          186,534,346
      Advances from Federal Home Loan Bank                                             54,815,261            36,720,991
      Other borrowings                                                                         --               252,844
      Other liabilities                                                                 3,163,238             2,520,668
---------------------------------------------------------------------------------------------------------------------------
             Total liabilities                                                        260,412,470           226,028,849
---------------------------------------------------------------------------------------------------------------------------

    Commitments and contingencies (note 14) Stockholders' equity:
      Preferred stock, authorized 10,000,000 shares, issued
        and outstanding - none                                                                 --                    --
      Common stock, $.01 par value; 20,000,000 shares
        authorized; 3,570,000 shares at December 31, 1998
        and 1997, issued and outstanding                                                   35,700                35,700
      Additional paid-in capital                                                        4,749,256             4,675,886
      Retained earnings                                                                17,239,959            16,787,342
      Accumulated other comprehensive income                                              155,405               433,012
      Unallocated shares of ESOP                                                        (216,724)             (252,844)
---------------------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                                21,963,596            21,679,096
---------------------------------------------------------------------------------------------------------------------------
             Total liabilities and stockholders' equity                             $ 282,376,066           247,707,945
===========================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 1998,
1997 and 1996 FINGER LAKES FINANCIAL CORP.

---------------------------------------------------------------------------------------------------------------------------
                                                                        Year Ended          Years Ended December 31,
                                                                     December 31, 1998       1997             1996
---------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:

    Loans                                                              $  10,821,304        8,587,760         7,764,852
    Securities                                                             7,810,063        7,204,518         5,702,543
    Federal funds sold and other short-term investments                       14,085           47,503            92,993
---------------------------------------------------------------------------------------------------------------------------
                                                                          18,645,452       15,839,781        13,560,388
---------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:

    Deposits                                                               8,678,198        7,738,344         6,452,310
    Borrowings                                                             2,523,136        1,458,051           917,622
---------------------------------------------------------------------------------------------------------------------------
                                                                          11,201,334        9,196,395         7,369,932
---------------------------------------------------------------------------------------------------------------------------
        Net interest income                                                7,444,118        6,643,386         6,190,456
    Provision for loan losses                                                240,000          120,000           483,204
---------------------------------------------------------------------------------------------------------------------------
        Net interest income after provision for loan losses                7,204,118        6,523,386         5,707,252
---------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):

    Service charges                                                          803,134          507,537           505,806
    Net gain (loss) on sale of loans                                         276,612           26,695            (2,771)
    Net gain (loss) on sales of securities                                   106,231          142,160          (210,013)
    Provision for Environmental Remediation                                (620,000)        (150,400)                --
    Recovery on Nationar                                                       9,500           45,540           800,000
    Other                                                                     17,923           20,391            13,646
---------------------------------------------------------------------------------------------------------------------------
                                                                             593,400          591,923         1,106,668
---------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:

    Salaries and employee benefits                                         3,322,895        2,868,536         2,573,423
    Office occupancy and equipment                                         1,209,563          859,561           738,119
    Deposit insurance premiums                                               112,400          100,524         1,052,349
    Professional fees                                                        342,144          315,430           422,065
    Marketing and advertising                                                264,185          243,049           261,810
    Data processing                                                          119,188          176,032           240,787
    Real estate owned                                                         24,330           74,619           138,394
    Other                                                                  1,210,219        1,068,445         1,327,698
---------------------------------------------------------------------------------------------------------------------------
                                                                           6,604,924        5,706,196         6,754,645
---------------------------------------------------------------------------------------------------------------------------
        Income before income tax expense                                   1,192,594        1,409,113            59,275

    Income tax expense                                                       468,565          561,616            23,710
---------------------------------------------------------------------------------------------------------------------------

        Net income                                                     $     724,029          847,497            35,565
===========================================================================================================================

        Net income per common share - basic                            $        0.20             0.24              0.01
===========================================================================================================================

        Net income per commonshare - diluted                           $        0.20             0.23              0.01
===========================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME FOR THE
Years Ended December 31, 1998, 1997 and 1996
FINGER LAKES FINANCIAL CORP.

---------------------------------------------------------------------------------------------------------------------------
                                                                                     Accumulated   Unallocated
                                                         Additional                     other        Shares
                                            Common         paid-in      Retained    comprehensive      of
                                             stock         capital      earnings       income         ESOP         Total
---------------------------------------------------------------------------------------------------------------------------
    Balance, December 31, 1995               17,850      4,561,051      16,394,151      148,194     (387,696)   20,733,550

    Comprehensive Income:
      Net income                                 --             --          35,565           --            --       35,565
      Change in net unrealized gains
        on securities, net of taxes              --             --              --    (283,755)            --    (283,755)
---------------------------------------------------------------------------------------------------------------------------
    Total comprehensive income                   --             --          35,565    (283,755)            --    (248,190)
---------------------------------------------------------------------------------------------------------------------------
    Allocation of shares under ESOP              --         33,503              --           --        67,426      100,929
    Cash dividends declared,
      $.20 per share*                            --             --       (236,010)           --            --    (236,010)
---------------------------------------------------------------------------------------------------------------------------
    Balance, December 31, 1996               17,850      4,594,554      16,193,706    (135,561)     (320,270)   20,350,279

    Comprehensive Income:
      Net income                                 --             --         847,497           --            --      847,497
      Change in net unrealized gains (loss)
        on securities, net of taxes              --             --              --      568,573            --      568,573
---------------------------------------------------------------------------------------------------------------------------
    Total comprehensive income                   --             --         847,497      568,573            --    1,416,070
---------------------------------------------------------------------------------------------------------------------------
    Allocation of shares under ESOP              --         81,332              --           --        67,426      148,758
    Cash dividends declared,
    $.20 per share*                              --             --       (236,011)           --            --    (236,011)
    Two-for-one stock split                  17,850             --        (17,850)           --            --           --
---------------------------------------------------------------------------------------------------------------------------
    Balance, December 31, 1997               35,700      4,675,886      16,787,342      433,012     (252,844)   21,679,096

    Comprehensive Income:
      Net income                                 --             --         724,029           --            --      724,029
      Change in net unrealized gains
        on securities, net of taxes              --             --              --    (277,607)            --    (277,607)
---------------------------------------------------------------------------------------------------------------------------
    Total comprehensive income                   --             --         724,029    (277,607)            --      446,422
---------------------------------------------------------------------------------------------------------------------------
    Allocation of shares under ESOP              --         73,370              --           --        36,120      109,490
    Cash dividends declared,
      $.23 per share*                            --             --       (271,412)           --            --    (271,412)
    Balance, December 31, 1998               35,700      4,749,256      17,239,959      155,405     (216,724)   21,963,596
===========================================================================================================================

---------------------------------------------------------------------------------------------------------------------------
                                                                           1998              1997             1996
---------------------------------------------------------------------------------------------------------------------------
DISCLOSURE OF RECLASSIFICATION ADJUSTMENTS

      Unrealized gains (loss) arising during year                      $   (213,868)          653,869         (409,763)
      Less: reclassification adjustment for gains (loss) included
        in net income, net of tax                                             63,739           85,296         (126,008)
---------------------------------------------------------------------------------------------------------------------------
      Change in unrealized gains on securities available for sale      $   (277,607)          568,573         (283,755)
===========================================================================================================================

* Finger Lakes Financial Corporation, M.H.C., which owns 2,389,948 shares of stock in Finger Lakes Financial Corp., waived receipt of its dividend thereby reducing the actual dividend payment to the amount shown above. The amount of dividends waived by the mutual holding company were:
      $550,000 for the year ended December 31, 1998,and $478,000 for the years ended December 31, 1997 and 1996.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1998, 1997 and 1996
FINGER LAKES FINANCIAL CORP.

---------------------------------------------------------------------------------------------------------------------------
                                                                        Year Ended          Years Ended December 31,
                                                                     December 31, 1998       1997             1996
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

    Net income                                                         $     724,029          847,497            35,565
    Adjustments to reconcile net income
      to net cash provided by operating activities:
        Depreciation and amortization                                        597,548          371,910           256,391
        Amortization of loan fees and other                                  283,635           32,929            75,163
        Provision for loan losses                                            240,000          120,000           483,204
        Recovery on Nationar                                                 (9,500)         (45,540)         (800,000)
        Provision for Environmental Remediation                              620,000          150,400                --
        Provision for equipment disposal                                          --               --           100,000
        Net loss (gain) from sale of loans                                 (276,612)         (26,695)             2,771
        Net loss (gain) from sale of securities                            (106,231)        (142,160)           210,013
        Net loss (gain) from sale of real estate owned                      (33,333)            9,030            34,903
        Deferred income taxes                                              (199,081)          (3,174)            66,991
        Increase in accrued interest receivable                            (101,550)        (466,550)          (26,430)
        Decrease (increase) in other assets                                  113,906        (296,991)         2,191,954
        Increase in other liabilities                                        132,060          392,704           418,362
---------------------------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                     1,984,871          943,360         3,048,887
---------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

    Proceeds from maturities of and principal
      collected on securities available for sale                          35,669,146       13,427,056        16,593,475
    Proceeds from maturities of and principal
      collected on securities held to maturity                            10,100,000        3,250,000         2,350,000
    Proceeds from sales of securities available for sale                  51,605,954       46,318,299        14,442,022
    Purchase of securities available for sale                          (103,170,611)     (74,815,294)      (53,832,537)
    Purchases of securities held to maturity                               (640,000)      (3,996,665)      (11,001,255)
    Loans originated and purchased                                      (74,399,011)     (50,460,422)      (23,500,364)
    Proceeds from sales of loans                                          21,411,559        4,559,531         2,817,951
    Principal collected on loans                                          26,044,180       16,167,373        17,368,693
    Proceeds from sale of real estate owned                                  277,784          169,237           378,859
    Purchase of FHLB stock                                                 (869,700)        (701,100)         (619,300)
    Purchases of premises and equipment, net                             (1,503,334)      (2,153,687)         (985,408)
---------------------------------------------------------------------------------------------------------------------------
             Net cash used in investing activities                      (35,474,033)     (48,235,672)      (35,987,864)
---------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

    Net increase (decrease) in savings and demand accounts             $     749,899       13,545,519       (2,597,276)
    Net increase in time deposits                                         15,149,726       19,157,142        11,582,614
    Net increase in FHLB advances                                         18,094,270       12,920,991        23,800,000
    Principal payments on ESOP debt                                        (252,844)         (67,426)          (67,426)
    Common stock dividends                                                 (271,412)        (236,011)         (236,010)
---------------------------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                    33,469,639       45,320,215        32,481,902
---------------------------------------------------------------------------------------------------------------------------
    Net decrease in cash and cash equivalents                               (19,523)      (1,972,097)         (457,075)
    Cash and cash equivalents at beginning of year                         4,394,257        6,366,354         6,823,429
---------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents at end of year                           $   4,374,734        4,394,257         6,366,354
===========================================================================================================================

Supplemental disclosure of

cash flow information:

    Cash paid during the year for:
      Interest                                                            10,994,155        9,116,530         7,365,986
      Income taxes                                                           582,011          420,500           168,500
    Non-cash investing activities:
      Transfer of loans to real estate owned                           $     233,448           53,368           235,519
===========================================================================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997 FINGER
LAKES FINANCIAL CORP.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization

      Finger Lakes Financial Corp. (the Company) through its wholly owned subsidiary the Savings Bank of the Finger Lakes, FSB (the Bank) provides financial services to individuals and businesses primarily in the Finger Lakes region of Upstate New York, and is subject to regulation by certain federal agencies including the Office of Thrift Supervision (OTS).

      Finger Lakes Financial Corporation, M.H.C. (the Mutual Holding Company), a mutual holding company whose activity is not included in the accompanying consolidated financial statements, owns approximately 67% of the outstanding common stock of the Company.

      Effective August 17, 1998 the Mutual Holding Company and the Bank reorganized into a two-tier holding company structure. The reorganization included the formation of the Company, a federally chartered stock holding company and was effected by the exchange of all outstanding common shares of the Bank for an equal number of common shares of the Company. The reorganization had no impact on the operations of the Bank or the Mutual Holding Company. The Bank has continued its operations at the same locations, with the same management, and subject to all the rights, obligations and liabilities of the Bank existing immediately prior to the reorganization.

      Basis of Presentation

      The accompanying consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and activity have been eliminated in the consolidation.

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

      Securities

      The Company classifies its debt securities as either available for sale or held to maturity. Held to maturity securities are those debt securities that the Company has the intent and the ability to hold until maturity. All other securities not included in held to maturity are classified as available for sale.

      Available for sale securities are recorded at fair value. Held to maturity securities are recorded at amortized cost. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive income in stockholders' equity until realized.

      A decline in the fair value of any available for sale or held to maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis of the security.

      Interest income includes interest earned on the securities and the amortization of premiums and accretion of discounts of the related securities as an adjustment to yield using the interest method. Realized gains or losses on securities sold are recognized on the trade date using the specific identification method.

      Loans

      Loans are reported at the principal amount outstanding, net of unearned discount and net deferred fees. Loan origination and commitment fees and certain direct origination costs are deferred and amortized over the contractual life of the related loans using the interest method. Mortgage loans held for sale are reported at the lower of aggregate cost or market value as determined by outstanding commitments from investors or, in the absence of such commitments the current investor yield requirements. The Company generally retains the servicing rights to loans sold.

      Generally, the Company places all loans 90 days or more past due on non-accrual status. In addition, the Company places any loan on non-accrual status if any part of it is classified as doubtful or loss or if any part has been charged off. When a loan is placed on non-accruing status, total interest accrued and unpaid to date is reversed. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

December 31, 1998 and 1997
FINGER LAKES FINANCIAL CORP.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

      Allowance for Loan Losses

      The allowance for loan losses consists of the provision charged to operations based upon management's evaluation of the loan portfolio considering such factors as historical loan loss experience, review of specific loans, current economic conditions and such other factors as management considers appropriate to estimate loan losses. Loan losses and recoveries of loans previously charged off are charged or credited to the allowance as incurred or realized, respectively.

      Substantially all of the Company's loan portfolio is located in New York State, with the greatest concentration in Ontario, Seneca and Tompkins Counties. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in these areas.

      Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance at the time of their examination.

      Management considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect all principal and interest due under the original terms of the loan agreement. Accordingly, the Company measures certain impaired commercial loans based on the present value of future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral, if the loan is collateral dependent. Impairment losses are included in the allowance for loan losses. In considering loans for evaluation of impairment, management generally excludes large groups of smaller balance, homogeneous loans, such as residential mortgage loans, home equity loans and all consumer loans. These loans are collectively evaluated for impairment. When a loan is impaired and the future repayment of the recorded balance is doubtful, interest payments received are applied to principal and no interest income is recognized. If the recorded loan balance is expected to be paid, interest income is recognized on a cash basis.

      Real Estate Owned

      Real estate owned consists of property acquired through, or by deed in lieu of, foreclosure and is recorded at the lower of cost or fair value. Write-downs from cost to fair value which are required at the time of foreclosure are charged to the allowance for loan losses. After transfer, the property is carried at the lower of cost or fair value, less estimated selling expenses. Adjustments to the carrying value of such properties that result from subsequent declines in value are charged to operations in the period in which the declines occur.

      Provisions for environmental remediation costs related to real estate owned are recorded when remedial efforts are probable and the costs can be reasonably estimated.

      Premises and Equipment

      Land is carried at cost and buildings, furniture, fixtures and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the estimated service lives of the respective assets on the straight-line method.

      Federal Home Loan Bank (FHLB) Stock

      As a member of the FHLB system, the Company is required to maintain a specified investment in FHLB stock. This amount which is carried at cost, is equal to 1% of the aggregate outstanding mortgage loans held by the Company, or 5% of total outstanding advances.

December 31, 1998 and 1997
FINGER LAKES FINANCIAL CORP.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

      Income Taxes

      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      Pension Plan

      The Company has a defined benefit pension plan covering substantially all employees. The plan provides pension benefits that are based on each employee's years of service and average compensation prior to retirement. The Company's funding policy is to contribute annually, at least the minimum required by law. The Retirement System for Savings Institutions serves as Plan Trustee and Administrator.

      Postretirement Benefits

      The Company sponsors a nonfunded defined benefit postretirement plan that covers all of its full time employees. All employees who retire under the Company's defined benefit pension plan who have attained age 60 with at least 5 years of service are eligible. Employees are required to contribute a portion of the premium based on their age and length of service at retirement and spouses pay the full premium.

      Stock Split

      On January 20, 1998, the Board of Directors declared a two-for-one stock split in the form of a 100% common stock dividend payable March 2, 1998 to stockholders of record as of February 13, 1998. The stock split increased the Company's outstanding common shares from 1,785,000 to 3,570,000 shares. All references in the consolidated financial statements and notes thereto to number of shares, per-share amounts, stock option and stock grant data and fair value of the Company's common stock have been restated giving retroactive recognition to the stock split.

      Comprehensive Income

      On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income, presented in the consolidated statements of stockholders' equity and comprehensive income, consists of net income and the net unrealized holding gains and losses on securities available for sale, net of the relaxed tax effect and the reclassification adjustment for gains or losses included in net income. Prior year financial statements have been reclassified to conform to the requirements of the statement.

      Per Share Data

      Basic net income per common share is computed by dividing net income by the weighted average number of total common stock shares outstanding during the period and contingently issuable shares. Diluted net income per common share reflects the effects of common stock issuable upon exercise of dilutive stock options and stock grants.

      Cash and Cash Equivalents

      For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, due from banks, federal funds sold and other short-term investments with maturities of less than 90 days.

December 31, 1998 and 1997
FINGER LAKES FINANCIAL CORP.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

      Financial Instruments With Off-Balance Sheet Risk

      The Company does not engage in the use of derivative financial instruments and the Company's only financial instruments with off-balance sheet risk are commercial letters of credit and mortgage and commercial loan commitments. These off-balance sheet items are shown in the Company's consolidated statement of condition upon funding.

      Stock Option and Management Recognition Plans

      The Company has a stock option plan and a management recognition plan for officers and key employees. The Company has elected to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

      Reclassifications

      Certain items in the 1997 and 1996 financial statements have been reclassified in order to be consistent with the current year's presentation.

      Other Accounting Standards

      Effective January 1, 1998, the Company adopted the remaining provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which relate to the accounting for securities lending, repurchase agreements, and other secured financing activities. These provisions, which were delayed for implementation by SFAS No. 127, did not have a material impact on the Company.

      The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information in 1998. SFAS No. 131 requires the Company to report financial and other information about key revenue producing segments of the Company for which such information is available and is utilized by the chief operating decision makers. Specific information to be reported for individual segments includes profit or loss, certain specific revenue and expense items, and total assets. The Company did not identify any separate operating segments requiring disclosure.

      The Company adopted SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, in 1998. This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or the recognition of these plans. The statement did not impact the Company's financial position or results of operations.

      SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This statement requires that all derivatives be recognized as either assets or liabilities in the balance sheet and that those instruments be measured at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and resulting designation. This statement is effective for fiscal years beginning after June 15, 1999, although earlier adoption is permitted. The Company anticipates, based on current activities, that the adoption of SFAS No. 133 will not have an effect on its financial position or results of operations. SFAS No. 133 also permits certain reclassification of securities among the available for sale and held to maturity classifications. The Company has no current intention to reclassify any securities pursuant to SFAS No. 133.

      In October 1998, the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage-Banking Enterprise," which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the accounting for such securities by a nonmortgage banking enterprise. This statement is effective for the first quarter beginning January 1, 1999, and will not have any impact on the Company's financial position or results of operations as the Company does not currently securitize mortgage loans.

December 31, 1998 and 1997
FINGER LAKES FINANCIAL CORP.

(2) SECURITIES

      The aggregate amortized cost and fair value of the securities are as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                               December 31, 1998
                                                   ----------------------------------------------------------------------
                                                         Amortized       Unrealized        Unrealized
                                                           Cost             Gains            Losses          Fair Value
---------------------------------------------------------------------------------------------------------------------------
Securities Available for Sale

    Debt securities:
      U.S. Government and agency bonds               $  25,961,721           116,533           14,120        26,064,134
      Mortgage-backed securities:
        FHLMC                                            6,115,621            75,101            3,206         6,187,516
        FNMA                                            16,435,960           161,007               --        16,596,967
        GNMA                                             4,759,638            24,461               --         4,784,099
        Collateralized mortgage obligations             59,062,754           178,478          196,868        59,044,364
---------------------------------------------------------------------------------------------------------------------------
          Total debt securities                        112,335,694           555,580          214,194       112,677,080
    Equity securities                                    2,738,105             3,203           85,581         2,655,727
---------------------------------------------------------------------------------------------------------------------------
          Total securities available for sale        $ 115,073,799           558,783          299,775       115,332,807
===========================================================================================================================

Securities Held to Maturity

    U.S. Government and agency bonds                     3,999,772            22,758               --         4,022,530
    Corporate and municipal bonds                          640,000                --               --           640,000
---------------------------------------------------------------------------------------------------------------------------
          Total securities held to maturity          $   4,639,772            22,758               --         4,662,530
===========================================================================================================================

---------------------------------------------------------------------------------------------------------------------------
                                                                               December 31, 1997
                                                   ----------------------------------------------------------------------
                                                         Amortized       Unrealized        Unrealized
                                                           Cost             Gains            Losses          Fair Value
---------------------------------------------------------------------------------------------------------------------------
Securities Available for Sale

    Debt securities:
      U.S. Government and agency bonds               $  26,344,192           126,167            8,438        26,461,921
      Mortgage-backed securities:
        FHLMC                                           15,272,409           211,888               --        15,484,297
        FNMA                                            19,749,893           272,332            6,879        20,015,346
        GNMA                                            14,567,005            46,217           18,859        14,594,363
        Collateralized mortgage obligations             21,580,362           167,859           18,398        21,729,823
---------------------------------------------------------------------------------------------------------------------------
          Total debt securities                         97,513,861           824,463           52,574        98,285,750

    Equity securities                                    1,644,740            17,165           67,175         1,594,730
---------------------------------------------------------------------------------------------------------------------------
          Total securities available for sale        $  99,158,601           841,628          119,749        99,880,480
===========================================================================================================================

Securities Held to Maturity

    Agency bonds - FNMA,
      FHLMC and others                               $  14,095,982            80,732           40,469        14,136,245
===========================================================================================================================

December 31, 1998 and 1997
FINGER LAKES FINANCIAL CORP.

(2) SECURITIES, continued

      Proceeds from the sale of securities available for sale for the years ended December 31, 1998, 1997 and 1996 were $51,605,954, $46,318,299 and
      $14,442,022, respectively. Gross gains (losses) realized on sales of securities available for sale are as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                        Year Ended          Years Ended December 31,
                                                                     December 31, 1998       1997             1996
---------------------------------------------------------------------------------------------------------------------------
      Gross realized gains                                             $     313,068          327,812            24,403
      Gross realized losses                                                (206,837)        (185,652)         (234,416)
---------------------------------------------------------------------------------------------------------------------------
        Total                                                          $     106,231          142,160         (210,013)
===========================================================================================================================

      The contractual maturity of debt securities at December 31, 1998 is as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                              Available for Sale                  Held to Maturity
                                                     ---------------------------------   ----------------------------------
                                                         Amortized                          Amortized
                                                           Cost          Fair Value           Cost           Fair Value
---------------------------------------------------------------------------------------------------------------------------
      One year or less                               $          --                --           16,667            16,667
      After one year through five years                  4,801,375         4,856,723        4,133,105         4,155,863
      After five years through ten years                31,961,336        32,081,823          211,666           211,666
      After ten years                                   75,572,983        75,738,534          278,334           278,334
---------------------------------------------------------------------------------------------------------------------------
          Total                                      $ 112,335,694       112,677,080        4,639,772         4,662,530
===========================================================================================================================

      Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay the obligation with or without prepayment penalties.

      At December 31, 1998 and 1997, securities carried at $26,385,000 and $10,789,000, respectively, were pledged to secure advances from the Federal Home Loan Bank of New York.

(3) LOANS, NET

      Loans consist of the following at December 31, 1998 and 1997:

---------------------------------------------------------------------------------------------------------------------------
                                                                                             1998              1997
---------------------------------------------------------------------------------------------------------------------------
      Mortgage loans:
        One to four family real estate                                                  $  89,455,464        75,679,293
        Multi-family and commercial real estate                                            20,533,704        19,242,552
        Construction                                                                        6,912,383         2,102,905
---------------------------------------------------------------------------------------------------------------------------
          Total mortgage loans                                                            116,901,551        97,024,750
---------------------------------------------------------------------------------------------------------------------------
      Commercial business                                                                   5,412,658         3,392,056
      Home equity and property improvement loans                                           12,873,693         9,183,721
      Mobile home loans                                                                     4,073,837         4,916,327
      Consumer loans:
        Installment                                                                         5,611,926         3,658,207
        Loans secured by passbooks                                                            955,742           760,663
        Student loans and other                                                               352,719           400,588
---------------------------------------------------------------------------------------------------------------------------
          Total other loans                                                                29,280,575        22,311,562
---------------------------------------------------------------------------------------------------------------------------
          Total loans                                                                     146,182,126       119,336,312
      Less:
        Net discounts and deferred fees                                                       129,234           251,840
        Allowance for loan losses                                                         (1,175,758)       (1,148,786)
---------------------------------------------------------------------------------------------------------------------------
          Net loans                                                                     $ 145,135,602       118,439,366
===========================================================================================================================

December 31, 1998 and 1997
FINGER LAKES FINANCIAL CORP.

(3) LOANS, NET, continued

      The following table summarizes activity in the allowance for loan losses:

---------------------------------------------------------------------------------------------------------------------------
                                                                        Year Ended          Years Ended December 31,
                                                                     December 31, 1998       1997             1996
---------------------------------------------------------------------------------------------------------------------------
      Balance, beginning of period                                     $   1,148,786        1,087,637           809,302
      Provision for loan losses                                              240,000          120,000           483,204
      Loans charged-off                                                    (293,134)        (146,886)         (266,899)
      Recoveries                                                              80,106           88,035            62,030
---------------------------------------------------------------------------------------------------------------------------

      Balance, end of period                                           $   1,175,758        1,148,786         1,087,637
===========================================================================================================================

      The principal balance of all loans not accruing interest amounted to approximately $1,016,000 and $564,000 at December 31, 1998 and 1997,
      respectively. The interest income forgone for non-accruing loans was $78,166, $59,400 and $110,336 for the years ended December 31, 1998, 1997, and 1996, respectively. At December 31, 1998 and 1997, the recorded investment in loans that are considered impaired was $268,236 and $6,344, respectively. The Company has provided an allowance for loan losses of $88,518 and $952 at December 31, 1998 and 1997, respectively, for these loans. The average recorded investment in such impaired loans was approximately $331,700 in 1998 and $74,900 in 1997 and interest income on impaired loans of $12,912 in 1998, $3,088 in 1997, and $23,500 in 1996,
      was recognized.

      The Company has an agreement with a third party to assist in the origination and servicing of mobile home loans. The Company's portfolio of mobile home loans at December 31, 1998 and 1997 was originated under this agreement. The Company paid a service fee at origination of 1.5% computed on the simple interest method over the life of the loan. The fee is deferred and amortized over the contractual life of the loans. A portion of these fees is included in a reserve fund controlled by the Company for the purpose of absorbing losses on such loans. In the event of default or prepayment by the borrower, the Company receives a pro-rata refund of the loan origination and service fees.

      The activity of prepaid service fees follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                        Year Ended          Years Ended December 31,
                                                                     December 31, 1998       1997             1996
---------------------------------------------------------------------------------------------------------------------------
      Beginning balance                                                $     619,000          718,000           820,000
      Additions                                                               22,000           14,000            53,000
      Amortization                                                         (123,000)        (113,000)         (155,000)
---------------------------------------------------------------------------------------------------------------------------
      Ending balance                                                   $     518,000          619,000           718,000
===========================================================================================================================

      The balance in the reserve fund, included in other liabilities on the consolidated statements of financial condition, was $109,400 and $106,000 as of December 31, 1998 and 1997, respectively.

      Proceeds from the sale of residential and commercial mortgage loans to FNMA and others were $21,411,559 for the year ended December 31, 1998, $4,559,531 for the year ended December 31, 1997, and $2,817,951 for the year ended December 31, 1996. The net gain on sale of such loans was $276,612 and $26,695 and a loss of $2,771 was recorded for the years ended December 31, 1998, 1997, and 1996 respectively. Loans serviced for others, amounting to $26,770,611 and $8,796,099 at December 31, 1998 and 1997,
      respectively, are not included in the consolidated financial statements. Originated mortgage servicing rights of $143,276 were recorded on the consolidated statements of financial condition as of December 31, 1998. No mortgage servicing rights were recorded as of December 31, 1997 due to immateriality. Residential mortgage loans held for sale were $1,204,000 and $217,000 at December 31, 1998 and 1997, respectively.

December 31, 1998 and 1997
FINGER LAKES FINANCIAL CORP.

(4) ACCRUED INTEREST RECEIVABLE

      Accrued interest receivable consists of the following:

---------------------------------------------------------------------------------------------------------------------------
                                                                                          1998                 1997
---------------------------------------------------------------------------------------------------------------------------
      Loans                                                                         $     854,551               817,213
      Securities                                                                        1,053,151               988,939
---------------------------------------------------------------------------------------------------------------------------
                                                                                    $   1,907,702             1,806,152
===========================================================================================================================

(5) PREMISES AND EQUIPMENT

      Premises and equipment consist of the following:

---------------------------------------------------------------------------------------------------------------------------
                                                                                          1998                 1997
---------------------------------------------------------------------------------------------------------------------------
      Land                                                                           $    113,000               113,000
      Building                                                                          3,294,248             2,331,571
      Furniture, fixtures and equipment                                                 2,759,238             2,297,331
---------------------------------------------------------------------------------------------------------------------------
                                                                                        6,166,486             4,741,902
      Less accumulated depreciation and amortization                                    1,610,572             1,091,776
---------------------------------------------------------------------------------------------------------------------------

      Premises and equipment, net                                                    $  4,555,914             3,650,126
===========================================================================================================================

      Depreciation and amortization expense for the years ended December 31, 1998, 1997, and 1996 was $597,548, $371,910 and $256,391, respectively.
      The Company recorded a loss provision of $100,000 in the consolidated statement of operations during 1996 for the obsolescence of computer equipment.

(6) DEPOSITS

      Deposits and the applicable weighted average interest rates at December 31, 1998 and 1997 are summarized as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                    1998                                1997
                                                    -----------------------------------  ----------------------------------
                                                                      Weighted Average                    Weighted Average
                                                          Amount        Interest Rate        Amount         Interest Rate
---------------------------------------------------------------------------------------------------------------------------
      Demand deposits and NOW accounts               $  24,127,812             1.17%       23,349,495             2.08%
---------------------------------------------------------------------------------------------------------------------------
      Passbook, statement and club accounts             47,258,689             2.74%       48,284,687             2.93%
      Money market accounts                              3,195,816             2.89%        2,198,236             2.70%
---------------------------------------------------------------------------------------------------------------------------
                                                        50,454,505             2.75%       50,482,923             2.92%
---------------------------------------------------------------------------------------------------------------------------
      Certificates of deposit maturing:
        12 months or less                               88,404,748                         82,188,468
        13-24 months                                    28,829,883                         15,593,275
        25-36 months                                     4,279,881                         10,922,845
        37-48 months                                     2,032,335                          1,791,183
        49 months or longer                              4,304,807                          2,206,157
---------------------------------------------------------------------------------------------------------------------------
                                                       127,851,654             5.56%      112,701,928             5.80%
---------------------------------------------------------------------------------------------------------------------------
                                                     $ 202,433,971             4.34%      186,534,346             4.55%
===========================================================================================================================

      Certificates of deposit equal to or greater than $100,000 amounted to $22,609,407 and $17,975,487 at December 31, 1998 and 1997, respectively.

December 31, 1998 and 1997
FINGER LAKES FINANCIAL CORP.

(6) DEPOSITS, Continued

      Interest on deposits is summarized as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                        Year Ended          Years Ended December 31,
                                                                     December 31, 1998       1997             1996
---------------------------------------------------------------------------------------------------------------------------
      NOW accounts                                                     $     394,664          341,458            74,035
      Passbook, statement and club accounts                                1,365,558        1,390,960         1,348,579
      Money market accounts                                                   38,124           57,470           145,335
      Certificates of deposit                                              6,879,852        5,948,456         4,884,361
---------------------------------------------------------------------------------------------------------------------------
                                                                       $   8,678,198        7,738,344         6,452,310
===========================================================================================================================

      In September 1996, the one-time special assessment to recapitalize the SAIF insurance fund was enacted into law. The assessment based upon SAIF insured deposits held as of March 31, 1995 totaled $738,700 and is included in deposit insurance premiums on the consolidated statement of operations for the year ended December 31, 1996.

(7) Advances from Federal Home Loan Bank

      The Company utilizes advance programs offered by the Federal Home Loan Bank of New York including a variable rate line of credit agreement with a maximum available limit of $25,844,000 and various term loan advances. The line of credit agreement, which expires October 13, 1999, is renewable on an annual basis. Such advances are collateralized by a blanket lien on the Bank's 1-4 family mortgages or in the case of convertible advances or repurchase agreements, by securities.

      Total outstanding advances from the FHLB at December 31, 1998 and 1997 are as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                    1998                                1997
                                                    -----------------------------------  ----------------------------------
                                                                      Weighted Average                    Weighted Average
    Maturity Date                                         Amount        Interest Rate        Amount         Interest Rate
---------------------------------------------------------------------------------------------------------------------------
      Overnight line of credit                       $   6,000,000             5.13%       13,200,000             5.69%
      1998                                                      --                --       16,808,000             5.68%
      1999                                              10,000,000             5.63%               --               --
      2001                                               3,000,000             5.45%               --               --
      2002                                               3,815,261             6.26%        4,712,991             6.26%
      2003                                              20,000,000             5.52%               --               --
      2007                                               2,000,000             5.65%        2,000,000             5.65%
      2008                                              10,000,000             4.75%               --               --
---------------------------------------------------------------------------------------------------------------------------
                                                     $  54,815,261             5.41%       36,720,991             5.76%
===========================================================================================================================

      During 1998 and 1997 advances from the FHLB had an average outstanding balance of approximately $45,532,000 and $24,656,000, respectively, with the maximum amount outstanding at any month end of $54,892,000 in 1998 and $36,721,000 in 1997. Such borrowings had a weighted-average borrowing rate of 5.41% for 1998 and 5.70% for 1997.

(8) Other Borrowings

      The Bank established an employee stock ownership plan (ESOP). The ESOP borrowed $471,980 from a third party lender to acquire common stock of the Bank. Subsequent to formation of the mid-tier stock holding company in 1998, the ESOP repaid the third party lender in full with the proceeds of a loan from the Company.

December 31, 1998 and 1997
FINGER LAKES FINANCIAL CORP.

(9) INCOME TAXES

      Total income taxes for the years ended December 31, 1998, 1997 and 1996 were allocated as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                        Year Ended          Years Ended December 31,
                                                                     December 31, 1998       1997             1996
---------------------------------------------------------------------------------------------------------------------------
      Income before income tax expense                                 $     468,565          561,616            23,710
      Stockholders' equity, for unrealized gain (loss) on securities       (185,264)          378,599         (188,513)
---------------------------------------------------------------------------------------------------------------------------

                                                                       $     283,301          940,215         (164,803)
===========================================================================================================================

      The components of income tax expense (benefit) attributable to income from operations follow:

---------------------------------------------------------------------------------------------------------------------------
                                                                          Current          Deferred           Total
---------------------------------------------------------------------------------------------------------------------------
      Year ended December 31, 1998:
        Federal                                                        $     492,296        (128,696)           363,600
        State                                                                175,350         (70,385)           104,965
---------------------------------------------------------------------------------------------------------------------------
                                                                       $     667,646        (199,081)           468,565
===========================================================================================================================
      Year ended December 31, 1997:
        Federal                                                        $     437,999          (2,698)           435,301
        State                                                                126,791            (476)           126,315
---------------------------------------------------------------------------------------------------------------------------
                                                                       $     564,790          (3,174)           561,616
===========================================================================================================================
      Year ended December 31, 1996:
        Federal                                                        $    (43,794)           51,576             7,782
        State                                                                    513           15,415            15,928
---------------------------------------------------------------------------------------------------------------------------
                                                                       $    (43,281)           66,991            23,710
===========================================================================================================================

      The actual tax expense differs from the "expected" tax expense computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                        Year Ended          Years Ended December 31,
                                                                     December 31, 1998       1997             1996
---------------------------------------------------------------------------------------------------------------------------
      Computed "expected" tax expense                                  $     405,482          479,098            20,153
      Increase in taxes resulting from:
        State income tax expense, net of federal
          income tax benefit                                                  69,277           83,368            10,512
        Other, net                                                           (6,194)            (850)           (6,955)
---------------------------------------------------------------------------------------------------------------------------

                                                                       $     468,565          561,616            23,710
===========================================================================================================================

December 31, 1998 and 1997
FINGER LAKES FINANCIAL CORP.

(9) INCOME TAXES, continued

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

---------------------------------------------------------------------------------------------------------------------------
                                                                                          1998                 1997
---------------------------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS:

        Allowance for loan losses                                                   $     387,804               377,100
        Capital loss                                                                        1,517                62,679
        Supplemental retirement benefits                                                   81,873                79,300
        Postretirement benefits                                                            99,940                67,999
        Deferred compensation                                                              40,467                24,990
        Reserve for environmental remediation                                             275,809                60,153
        Other                                                                             109,893                11,195
---------------------------------------------------------------------------------------------------------------------------
             Total deferred tax assets                                                    997,303               683,416
---------------------------------------------------------------------------------------------------------------------------

DEFERRED TAX LIABILITIES:

        Net unrealized gain on securities available for sale                              103,487               288,751
        Premise and equipment, principally due to
          differences in depreciation                                                     166,212               117,047
        Mortgage servicing rights                                                          57,225                    --
        Other                                                                              20,389                11,857
---------------------------------------------------------------------------------------------------------------------------
             Total deferred tax liabilities                                               347,313               417,655
---------------------------------------------------------------------------------------------------------------------------

             Net deferred tax assets                                                $     649,990               265,761
===========================================================================================================================

      Included in equity at December 31, 1998 is $3,023,258 representing aggregate provisions for loan losses taken under the Internal Revenue Code. Use of these reserves to pay dividends in excess of earnings and profits or to redeem stock, or if the institution fails to qualify as a savings bank for Federal income tax purposes, would result in taxable income to the Company.

      Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within a loss carryback period. A valuation allowance is recognized when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income and projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary.

December 31, 1998 and 1997
FINGER LAKES FINANCIAL CORP.

(10) RETIREMENT PLANS

      The following table sets forth the defined benefit pension plan's and postretirement plan's change in benefit obligation and change in fair value of the plans' assets and the plans' funded status for the years ended December 31, 1998 and 1997, using the most recent actuarial data measured at October 1, 1998 and 1997:

---------------------------------------------------------------------------------------------------------------------------
                                                              Pension Benefits               Post-retirement Benefits
                                                     ---------------------------------   ----------------------------------
                                                           1998             1997              1998              1997
---------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation:

      Benefit obligation at beginning of year        $   2,010,012         1,761,100          488,372           571,600
      Service cost                                          69,996            57,229           25,051            17,054
      Interest cost                                        143,289           139,658           37,889            32,191
      Termination benefits                                  64,561                --               --                --
      Actuarial (gain)/loss                                189,231           180,514          129,721          (116,106)
      Benefits paid                                       (138,504)         (128,489)         (14,262)          (16,367)
---------------------------------------------------------------------------------------------------------------------------

        Benefit obligation at end of year                2,338,585         2,010,012          666,771           488,372
---------------------------------------------------------------------------------------------------------------------------

Change in plan assets:

      Fair value of plan assets at beginning of year $   2,983,294         2,553,906               --                --
      Actual return on plan assets                           6,820           557,877               --                --
      Employer contribution                                     --                --           14,262            16,367
      Benefits paid                                       (138,504)         (128,489)         (14,262)          (16,367)
---------------------------------------------------------------------------------------------------------------------------

        Fair value of plan assets at end of year         2,851,610         2,983,294               --                --
---------------------------------------------------------------------------------------------------------------------------

      Funded status (deficit)                              513,025           973,282        (666,771)         (488,372)
      Unamortized net (asset) obligation at transition     (19,826)          (42,109)        290,336           308,483
      Unrecognized net (gain) loss subsequent
        to transition                                     (299,684)         (748,490)         159,539            31,004
      Unamortized prior service liability                      485             1,075         (19,068)          (21,368)
---------------------------------------------------------------------------------------------------------------------------

        Prepaid (accrued) benefit cost               $     194,000           183,758        (235,964)         (170,253)
===========================================================================================================================

December 31, 1998 and 1997
FINGER LAKES FINANCIAL CORP.

(10) RETIREMENT PLANS, continued

      Pension cost consists of the following components for the years ended December 31, 1998, 1997 and 1996:

---------------------------------------------------------------------------------------------------------------------------
                                                                           1998              1997             1996
---------------------------------------------------------------------------------------------------------------------------
      Service cost                                                     $      69,996           57,229            45,695
      Interest on projected benefit obligation                               143,289          139,658           126,912
      Expected return on plan assets                                       (233,416)        (199,195)         (181,664)
      Amortization of transition net asset                                  (22,283)         (22,283)          (22,283)
      Amortization of unrecognized loss                                     (32,979)         (19,428)          (14,397)
      Amortization of unrecognized prior service cost                            590              590               590
      Termination benefits charge                                             64,561               --                --
---------------------------------------------------------------------------------------------------------------------------

      Net periodic pension credit                                           (10,242)         (43,429)          (45,147)
===========================================================================================================================

      Weighted average discount rate                                   $       6.50%            7.25%             7.50%
===========================================================================================================================

      Expected long-term rate of return                                        8.00%            8.00%             8.00%
===========================================================================================================================

      The projected benefit obligation assumed a long-term rate of increase in future compensation levels of 4.5%, 5.0%, and 5.5% for 1998, 1997, and 1996. The amortized net asset at transition is being amortized over 11 years from inception.

      Net periodic postretirement benefit cost included the following components for the years ended December 31, 1998, 1997 and 1996:

---------------------------------------------------------------------------------------------------------------------------
                                                                           1998              1997             1996
---------------------------------------------------------------------------------------------------------------------------
      Service cost - benefits attributed to service during the period  $      25,051           17,054            16,980
      Interest cost                                                           37,889           32,191            41,723
      Net amortization and deferral                                           17,033           15,847            23,542
---------------------------------------------------------------------------------------------------------------------------

        Net periodic postretirement benefit cost                       $      79,973           65,092            82,245
===========================================================================================================================

      For measurement purposes, an annual rate of increase in the per capita cost of average health care benefits for retirees of 7.0% and 8.0% at December 31, 1998 and 1997, respectively, was assumed. The rate is assumed to decrease gradually to 5.0% by 2005 and remain at that level thereafter. The health care cost trend assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation at December 31, 1998 by $110,000, and the net periodic postretirement benefit cost by $13,400 for the year then ended.

      The weighted average discount rate used in determining the accumulated postretirement obligation was 6.50% and 7.5% for 1998 and 1997, respectively.

      The Company has a noncontributory defined benefit retirement plan and a 401(k) plan covering substantially all employees. Contributions to the retirement plan are based on the participant's age and compensation, generally 3% of each covered employee's wages. The Company currently does not match employee contributions to the 401(k) plan. Participants vest immediately in their own contributions over a period of six years in the Company's contribution. There was no expense for these plans for the years ended December 31, 1998, 1997 and 1996.

December 31, 1998 and 1997
FINGER LAKES FINANCIAL CORP.

(10) RETIREMENT PLANS, continued

      The Company maintains a nonqualified Supplemental Employee Retirement Plan
      (SERP) for key executives. The following table sets forth the SERP's change in benefit obligation and change in plan assets for the years ended December 31, 1998 and 1997, using the most recent actuarial data measured at 1998 and 1997:

---------------------------------------------------------------------------------------------------------------------------
                                                                                          1998                 1997
---------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation:

        Benefit obligation at beginning of year                                     $     539,649               518,350
        Interest Cost                                                                      27,452                    --
        Amendments                                                                      (115,199)                    --
        Actuarial (gain)/loss                                                             (1,955)                64,436
        Benefits paid                                                                    (31,494)              (43,137)
---------------------------------------------------------------------------------------------------------------------------

          Benefit obligation at end of year                                               418,453               539,649
---------------------------------------------------------------------------------------------------------------------------

Change in plan assets:

        Fair value of plan assets at beginning of year                              $          --                    --
        Employer contribution                                                              31,494                43,137
        Benefits paid                                                                    (31,494)              (43,137)
---------------------------------------------------------------------------------------------------------------------------

          Fair value of plan assets at end of year                                             --                    --
---------------------------------------------------------------------------------------------------------------------------

        Funded status (deficit)                                                         (418,453)             (539,649)
        Unamortized net obligation at transition                                          322,150               341,100
        Unrecognized net gain subsequent to transition                                    (1,955)                    --
        Unrecognized prior service liability                                            (106,735)                    --
---------------------------------------------------------------------------------------------------------------------------

          Accrued benefit cost                                                      $   (204,993)             (198,549)
===========================================================================================================================

December 31, 1998 and 1997
FINGER LAKES FINANCIAL CORP.

(10) RETIREMENT PLANS, continued

      The SERP's cost consists of the following components for the years ended December 31, 1998, 1997 and 1996:

---------------------------------------------------------------------------------------------------------------------------
                                                                           1998              1997             1996
---------------------------------------------------------------------------------------------------------------------------
      Interest cost                                                    $      27,452           78,852            30,350
      Amortization of transition net asset                                    18,950           18,950            18,950
      Prior service cost                                                     (8,464)               --           109,000
---------------------------------------------------------------------------------------------------------------------------

      Net periodic pension expense                                     $      37,938           97,802           158,300
===========================================================================================================================

      Weighted average discount rate                                           6.50%            6.75%             8.00%
===========================================================================================================================

(11) EMPLOYEE STOCK OWNERSHIP PLAN

      The Company has a noncontributory employee stock ownership plan (ESOP) covering substantially all employees. In connection with establishing the ESOP, the ESOP borrowed $471,980 from a third party lender and used the proceeds to purchase 94,396 shares of the Company's common stock. The Company reports compensation expense equal to the current market price of the shares released. Cash dividends received by the Plan on unallocated shares will be used to pay down the Plan's debt. As of December 31, 1998, 36,949 shares have been allocated to employees with the remaining unallocated shares held in trust. Compensation expense amounted to $105,028, $141,059 and $90,178 for the years ended December 31, 1998, 1997 and 1996, respectively.

(12) STOCK OPTION AND MANAGEMENT RECOGNITION PLANS

      In 1996, the Company adopted the 1996 stock option plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorized grants of options to purchase up to 118,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the fair market value at the date of grant. All stock options have ten-year terms and vest and become fully exercisable after five years from the date of grant.

      At December 31, 1998 and 1997, there were 2,000 and 8,700, respectively, additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted was $3.71 in 1998 and $7.52 in 1997 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998 - expected dividend yield 2.09%, risk-free interest rate of 5.25%, assumed volitility of 38.23%, and an expected life of 10 years and 1997 - expected dividend yield 1.25%, risk-free interest rate of 5.75%, and an expected life of 10 years, and 1996 - expected dividend yield 2.9%, risk-free interest rate of 6.0% and an expected life of 10 years.

December 31, 1998 and 1997
FINGER LAKES FINANCIAL CORP.

(12) STOCK OPTION AND MANAGEMENT RECOGNITION PLANS, continued

      The Company applies APB Opinion No. 25 in accounting for its Plan and accordingly, no compensation cost has been recognized for stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock option under SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

---------------------------------------------------------------------------------------------------------------------------
                                                                           1998              1997             1996
---------------------------------------------------------------------------------------------------------------------------
      Net income                               As reported             $     724,029          847,497            35,565
                                                 Pro forma                   632,216          759,599            35,190

      Net income per share - basic             As reported             $         .20              .24               .01
                                                 Pro forma                       .18              .21               .01

      Stock option activity for the years ended December 31, 1998, 1997 and 1996 follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                                                             Weighted-
                                                                                        Number of             average
                                                                                         shares           exercise price
---------------------------------------------------------------------------------------------------------------------------
      Balance at January 1, 1996                                                             --                     --
        Granted                                                                          88,700                   7.93
        Forfeited                                                                         8,000                   8.00
---------------------------------------------------------------------------------------------------------------------------
      Balance at December 31, 1996                                                       80,700                   7.93
        Granted                                                                          28,600                  11.63
---------------------------------------------------------------------------------------------------------------------------
      Balance at December 31, 1997                                                      109,300                   8.89
        Granted                                                                           8,700                  17.21
        Forfeited                                                                         2,000                   8.00
---------------------------------------------------------------------------------------------------------------------------
      Balance at December 31, 1998                                                      116,000              $    9.53
===========================================================================================================================

      The range of exercise prices and weighted-average remaining contractual life of outstanding options was $6.75 - $20.00 and seven years at December 31, 1998 and $6.75 - $14.50 and eight years at December 31, 1997, respectively. At December 31, 1998 and 1997, the number of options exercisable was 37,200 and 16,140, respectively.

      In 1996, the Bank established a Management Recognition Plan (MRP) pursuant to which the Bank's Board of Directors may award shares of common stock to officers and key employees. Under this MRP the Bank contributed funds to an irrevocable trust held by an independent third party, which purchased 47,200 issued and outstanding shares for $8.4375 per share. As of December 31, 1998, all shares had been granted to employees with vesting periods of three to five years. Compensation expense in the amount of the fair market value of the common stock at the date of the grant to the officer or employee is recognized prorata over the three to five years during which the shares are earned and payable. MRP expense included in salaries and employee benefits in the accompanying consolidated statement of operations was $106,000 for the year ended December 31, 1998 and $70,000 was incurred for the year ended December 31, 1997.

December 31, 1998 and 1997
FINGER LAKES FINANCIAL CORP.

(13) NET INCOME PER SHARE

      The following is a summary of the net income per share calculation for the years ended December 31, 1998, 1997 and 1996:

---------------------------------------------------------------------------------------------------------------------------
                                                    For the Year Ended 1998                 For the Year Ended 1997
                                            --------------------------------------  -------------------------------------
                                                           Weighted                                Weighted
                                                            Average     Per-Share                   Average     Per-Share
                                               Income       Shares       Amount       Income        Shares       Amount
---------------------------------------------------------------------------------------------------------------------------
      Net income per share - basic
        Weighted average shares                             3,570,000                              3,570,000
        Contingently issuable shares                           11,632                                  3,775
---------------------------------------------------------------------------------------------------------------------------
        Income available to common
          shareholders                        $ 724,029     3,581,632     $  0.20     $ 847,497    3,573,775      $ 0.24
---------------------------------------------------------------------------------------------------------------------------
      Effect of dilutive securities:
        Common stock options                                   43,982                                 23,574
        Common stock grants                                    33,776                                 28,560
---------------------------------------------------------------------------------------------------------------------------
      Net income per share - diluted          $ 724,029     3,659,390     $  0.20     $ 847,497    3,625,909      $ 0.23
===========================================================================================================================

---------------------------------------------------------------------------------------------------------------------------
                                                                                    For the Year Ended 1996
                                                                       -------------------------------------------------
                                                                                           Weighted
                                                                                            Average         Per-Share
                                                                          Income            Shares           Amount
---------------------------------------------------------------------------------------------------------------------------
      Net income per share - basic
        Weighted average shares                                                           3,570,000
        Contingently issuable shares                                                             --
---------------------------------------------------------------------------------------------------------------------------
        Income available to common shareholders                          $  35,565        3,570,000         $    0.01
---------------------------------------------------------------------------------------------------------------------------
      Effect of dilutive securities:
        Common stock options                                                                 12,507
        Common stock grants                                                                  17,375
---------------------------------------------------------------------------------------------------------------------------
      Net Income per share - diluted                                     $  35,565        3,599,882         $    0.01
===========================================================================================================================

(14) COMMITMENTS AND CONTINGENCIES

      The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are primarily commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk and at December 31, 1998 are not reflected in the consolidated statement of financial condition.

December 31, 1998 and 1997
FINGER LAKES FINANCIAL CORP.

(14) COMMITMENTS AND CONTINGENCIES, continued

      The following is a summary of the maximum credit exposure of each class lending related off-balance sheet financial instruments outstanding at December 31:

---------------------------------------------------------------------------------------------------------------------------
                                                                                          1998                   1997
---------------------------------------------------------------------------------------------------------------------------
Commitments to originate credit:

        Fixed rate mortgage loans                                                      $2,251,161             1,185,364
        Adjustable rate mortgage loans                                                  1,182,000               739,900
        Commercial real estate loans                                                    2,243,000             2,275,000
        Commercial loans                                                                       --               190,000
        Consumer home equity loans                                                        511,400               200,000
---------------------------------------------------------------------------------------------------------------------------
                                                                                        6,187,561             4,590,264

Unused lines of credit:

        Construction loans                                                          $   1,282,439             2,037,146
        Commercial lines of credit                                                      2,001,192             1,186,638
        Other                                                                           5,876,276             4,219,314
---------------------------------------------------------------------------------------------------------------------------
                                                                                        9,159,907             7,443,098

      Outstanding Letters of Credit                                                 $          --                12,000
      Commitments to sell loans:
        Fixed rate mortgage loans                                                   $   1,867,000               669,700

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Substantially all commitments to extend credit, if exercised, will represent loans secured by real estate. At December 31, 1998, the Company had no significant concentrations of credit risk in the loan portfolio outside the natural geographic concentration pertaining to the communities that the Company serves.

      The Company enters into forward contracts for future delivery of residential mortgage loans at a specified yield to reduce the interest rate risk associated with fixed rate residential mortgages held for sale and commitments to fund residential mortgages. Credit risk arises from the possible inability of the other parties to comply with the contract terms. Substantially all of the Company's contracts are with FNMA, a U.S. government-sponsored agency.

      At December 31, 1998, the Company occupies branch facilities under noncancelable operating leases. Office occupancy and equipment expense includes rental expense of $243,420, $199,382 and $180,290 for the years ended December 31, 1998, 1997 and 1996, respectively. The approximate future minimum annual rental payments under the existing terms of such leases at December 31, 1998 are as follows: $262,972, $262,972, $234,022,
      $228,232 and $228,232 for the years ending December 31, 1999, 2000, 2001,
      2002, and 2003, respectively, and $2,415,440 in later years.

      The Company is a defendant in legal action arising out of the fact that the Company hired two loan officers from another bank located in the finger lakes region. The claims allege the use of trade secrets by the Bank's former employees, solicitation of their customers and violation of restrictive employee covenants among other claims. The action requests compensatory damages in the total amount of $17 million and punitive damages of $34 million. The claim was dismissed during 1998 by the court; however, an appeal has been filed. In the opinion of management, after consultation with legal counsel, the claims are without merit and the ultimate disposition of this matter is not expected to have a material adverse effect on the consolidated financial statements of the Company.

December 31, 1998 and 1997
FINGER LAKES FINANCIAL CORP.

(15) ENVIRONMENTAL MATTER

      At December 31, 1998, the Company had a $691,000 accrual in other liabilities for the estimated probable costs relating to environmental remediation of a foreclosed real estate owned property. Management of the Company believes the likelihood that it will be required to make payments with respect to environmental remediation in excess of this liability is remote.

(16) REGULATORY CAPITAL REQUIREMENTS

      The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Under the OTS capital regulations in effect at December 31, 1998 and 1997, the Bank was required to maintain a minimum ratio of tangible capital to tangible assets of 1.5%; a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 3.0%; and a minimum ratio of total capital (core capital and supplementary capital) to risk-weighted assets of 8.0%, of which 4.0% must be core (Tier
      1) capital.

      The regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a core (Tier 1) capital ratio of a least 5.0% (based on average total assets); a core (Tier 1) risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%.

      Management believes that, as of December 31, 1998, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent OTS notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

      The following is a summary of the Bank's actual regulatory capital amounts and ratios as of December 31, 1998 and 1997, compared to the OTS minimum bank capital adequacy requirements and the OTS requirements for classification as a well-capitalized institution. OTS capital regulations apply at only the Bank level as the OTS does not have holding company capital requirements.

---------------------------------------------------------------------------------------------------------------------------
                                                     Actual               Minimum Requirement        Well capitalized
                                           --------------------------  ------------------------  -------------------------
                                                Amount       Ratio        Amount       Ratio         Amount       Ratio
---------------------------------------------------------------------------------------------------------------------------

      1998 (Regulatory)
---------------------------------------------------------------------------------------------------------------------------
      Total capital
        (to risk weighted assets)          $  20,350,000     17.04%      9,552,560      8.00%     11,940,700     10.00%
      Tier 1 capital
        (to risk weighted assets)             21,328,000     17.86%      4,776,280      4.00%      7,164,420      6.00%
      Tier 1 capital
        (to average assets)                   21,328,000      7.55%      8,475,150      3.00%     14,125,250      5.00%
      Tangible capital                        21,328,000      7.55%      4,237,575      1.50%             --         --

* 1998 Adjusted Tangible Assets were $282,505,000. 1998 Risk Weighted Assets were $119,407,000.

December 31, 1998 and 1997
FINGER LAKES FINANCIAL CORP.

(16) REGULATORY CAPITAL REQUIREMENTS, continued

---------------------------------------------------------------------------------------------------------------------------
                                                     Actual               Minimum Requirement        Well capitalized
                                           --------------------------  ------------------------  -------------------------
                                                Amount       Ratio        Amount       Ratio         Amount       Ratio
---------------------------------------------------------------------------------------------------------------------------

      1997 (Regulatory)
---------------------------------------------------------------------------------------------------------------------------
      Total capital
        (to risk weighted assets)          $  20,720,000     21.12%      7,847,200      8.00%      9,809,000     10.00%
      Tier 1 capital
        (to risk weighted assets)             21,216,000     21.63%      3,923,600      4.00%      5,885,400      6.00%
      Tier 1 capital
        (to average assets)                   21,216,000      8.57%      7,425,870      3.00%     12,376,450      5.00%
      Tangible capital                        21,216,000      8.57%      3,712,935      1.50%             --         --

* 1997 Adjusted Tangible Assets were $247,529,000. 1997 Risk Weighted Assets were $98,090,000.

      Regulatory capital ratios of the Company for 1998 are summarized below:

      Total capital (to risk weighted assets)      17.45%
      Tier 1 capital (to risk weighted assets)     18.27%
      Tier 1 capital (to average assets)            7.71%
      Tangible capital                              7.71%

(17) NATIONAR RECOVERY

      In February 1995, the Superintendent of Banks for the State of New York seized Nationar, a check-clearing and trust company, freezing all of Nationar's assets. Frozen assets of the Company included federal funds sold to Nationar of $500,000 and demand accounts of approximately $2,000,000. Based on information set forth in certain publicly available documents, at that time, management believed that there was a reasonable likelihood that the Company would not recover all amounts owed by Nationar. Accordingly, management established a reserve of $800,000 for the federal funds sold and demand accounts as of December 31, 1995. During 1996, the Company recovered all federal funds sold and demand accounts. During 1998 and 1997, the Company recovered some funds related to its charge off of Nationar capital debentures in 1995.

(18) FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used by the Bank in estimating its fair value disclosure for financial instruments:

      Securities

      Fair values for securities are based on quoted market prices, where available. Where quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

December 31, 1998 and 1997
FINGER LAKES FINANCIAL CORP.

(18) FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

      Loans

      For variable rate loans that reprice frequently and have no significant credit risk, fair values are based on carrying values. Fair values of fixed rate residential mortgage loans are based on quoted market prices of similar loans sold in the secondary market, adjusted for differences in loan characteristics. The fair values of other loans are estimated through discounted cash flow analyses using interest rates currently being offered for loans with similar terms and credit quality.

      Delinquent loans are valued using the discounted cash flow methods described above. While credit risk is a component of the discount rate used to value loans, delinquent loans are presumed to possess additional risk. Therefore, the calculated fair value of loans delinquent more than 30 days are reduced by an allocated amount of the general allowance for loan losses.

      Deposits

      The fair values disclosed for demand deposits, savings accounts and money market accounts are, by definition, equal to the amounts payable on demand at the reporting date (e.g., their carrying values). The fair value of fixed maturity time deposits is estimated using a discounted cash flow approach that applies interest rates currently being offered on certificates to a schedule of weighted average expected monthly maturities on time deposits.

      Advances from Federal Home Loan Bank (FHLB)

      The fair value of advances from FHLB is estimated using a discounted cash flow approach that applies interest rates currently being offered for advances with similar terms.

      Other Borrowings

      The carrying value of this variable rate instrument approximates fair value.

      The estimated fair value of the Bank's financial instruments is as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                              December 31, 1998                  December 31, 1997
                                                     ---------------------------------   ----------------------------------
                                                         Carrying                           Carrying
                                                          amount         Fair value          amount          Fair value
---------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:

        Securities                                   $ 119,972,579       119,995,337      113,976,462       114,016,725
        Net loans                                      145,135,602       149,089,220      118,439,366       120,805,941

FINANCIAL LIABILITIES:

        Deposits:
          Demand deposit accounts, savings and
             money market accounts                      74,582,317        74,582,317       73,832,418        73,832,418
          Time deposits                                127,851,654       127,952,986      112,701,928       112,749,646
        Advances from FHLB                              54,815,261        55,066,529       36,720,991        36,798,809
        Other borrowings                                        --                --          252,844           252,844

      Other Financial Instruments

      Based on the characteristics of cash, cash equivalents, federal funds sold and Federal Home Loan Bank (FHLB) stock, the carrying value approximates the fair value. The fair value of commitments to extend credit are equal to the deferred fees outstanding, as the contractual rates and fees approximate those currently charged to originate similar commitments.

      Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

December 31, 1998 and 1997
FINGER LAKES FINANCIAL CORP.

(19) FINANCIAL CONDITION - PARENT COMPANY ONLY

      On August 17, 1998, the Company reorganized through the formation of Finger Lakes Financial Corp. a federally chartered stock holding company. The following represents the condensed statement of condition of Finger Lakes Financial Corp. at December 31, 1998.

---------------------------------------------------------------------------------------------------------------------------
Statement of Condition

      Assets:
        Cash                                                                        $     441,823
        Note receivable from subsidiary                                                   216,724
        Other assests                                                                      59,344
        Investment in subsidiary                                                       21,535,356
---------------------------------------------------------------------------------------------------------------------------
                                                                                    $  22,253,247
===========================================================================================================================
      Liabilities and stockholders' equity:
        Other liabilities                                                           $     289,651
        Stockholders' equity                                                           21,963,596
---------------------------------------------------------------------------------------------------------------------------
                                                                                    $  22,253,247
===========================================================================================================================

      The statement of operations, excluding the income from investment in subsidiary, was comprised of interest income of $3,600 and operating expenses of $4,600 for the period from August 17, 1998 (date of inception) to December 31, 1998.

QUARTERLY SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)

FINGER LAKES FINANCIAL CORP.

      Selected quarterly financial data for fiscal 1998 and 1997 follows (in thousands, except per share data):

---------------------------------------------------------------------------------------------------------------------------
                                                                                   1998
                                                 ------------------------------------------------------------------------
    By Quarter                                         1              2              3               4               Year
---------------------------------------------------------------------------------------------------------------------------
      Interest income                              $ 4,443          4,551          4,693           4,958         18,645
      Interest expense                               2,617          2,730          2,885           2,969         11,201
---------------------------------------------------------------------------------------------------------------------------
      Net interest income                            1,826          1,821          1,808           1,989          7,444

      Provision for loan  losses                        60             60             60              60            240

      Other income (expense)                           214            322            295           (238)(a)         593
      Operating expenses                             1,538          1,623          1,671           1,773          6,605
---------------------------------------------------------------------------------------------------------------------------
      Income (loss) before income tax expense          442            460            372            (82)          1,192

      Income tax expense (benefit)                     176            184            142            (34)            468
---------------------------------------------------------------------------------------------------------------------------
      Net income (loss)                            $   266            276            230            (48)            724
===========================================================================================================================
      Net income (loss) per common share: (1)
        Basic                                      $  0.07           0.08           0.06          (0.01)           0.20
        Diluted                                    $  0.07           0.08           0.06          (0.01)           0.20
===========================================================================================================================

(a) Reflects a $600,000 provision for environmental remediation on a foreclosed property.
(1) Per share data retroactively adjusted for the 2 for 1 stock split effective March 2, 1998.

---------------------------------------------------------------------------------------------------------------------------
                                                                                   1997
                                                 ------------------------------------------------------------------------
    By Quarter                                         1              2              3               4               Year
---------------------------------------------------------------------------------------------------------------------------
      Interest income                              $ 3,645          3,863          3,992           4,340         15,840
      Interest expense                               2,063          2,236          2,337           2,561          9,197
---------------------------------------------------------------------------------------------------------------------------
      Net interest income                            1,582          1,627          1,655           1,779          6,643

      Provision for loan losses                         60             30             30              --            120

      Other income                                     134            191            167             100            592
      Operating expenses                             1,355          1,432          1,471           1,448          5,706
---------------------------------------------------------------------------------------------------------------------------
      Income before income tax expense                 301            356            321             431          1,409

      Income tax expense                               121            142            128             171            562
---------------------------------------------------------------------------------------------------------------------------
      Net income                                   $   180            214            193             260            847
===========================================================================================================================
      Net income per common share: (1)
        Basic                                      $  0.05           0.06           0.05            0.08           0.24
        Diluted                                    $  0.05           0.06           0.05            0.07           0.23
===========================================================================================================================

(1) Per share data retroactively adjusted for the 2 for 1 stock split effective March 2, 1998.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by this item is incorporated herein by reference from pages 6 through 10 of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

Item 11. Executive Compensation

      The information required by this item is incorporated herein by reference from pages 10 through 20 of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated herein by reference from pages 3 through 5 of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

      The information required by this item is incorporated herein by reference from pages 20 through 21 of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   The following documents are filed as part of this report:

      (1)   Financial Statements.

            The Consolidated Financial Statements and Supplemental Data of Finger Lakes Financial Corp. and Independent Auditors' Report on such financial statements are filed under Part II, Item 8.

            Independent Auditors' Report
            Consolidated Statements of Financial Condition as of December 31, 1998 and December 31, 1997
            Consolidated Statements of Operations for the Years Ended December 31, 1998, December 31, 1997 and December 31, 1996
            Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for the Years Ended December 31, 1998, December 31, 1997 and December 31, 1996
            Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, December 31, 1997 and December 31, 1996
            Notes to Consolidated Financial Statements
            Quarterly Summarized Financial Information (unaudited)

      (2)   Financial Statement Schedules.

            All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(3)      Exhibits.

Number                              Description
------      --------------------------------------------------------

3.1         Federal Stock Charter of Finger Lakes Financial Corp.(1)

3.2         Bylaws of Finger Lakes Financial Corp.(1)

4           Stock Certificate of the Savings Bank of the Finger
               Lakes, FSB(2)

10.1        Employee Stock Ownership Plan and Trust of the
               Company(2)*

10.2        Employment Agreement between the Company and G.
               Thomas Bowers*(2)

10.3        1996 Stock Option Plan of the Company and Amendment
               No. 1 Thereto*(3)

10.4        1996 Management Recognition Plan*(3)

10.5        Modified Supplemental Pension Agreement, as amended,
               between the Company and Ralph E. Springstead*(3)

10.6        Modified Supplemental Pension Agreement between the
               Company and G. Thomas Bowers*(3)

10.7        Agreement between the Company and Terry L. Hammond*(3)

10.8        Agreement between the Company and Thomas A. Mayfield*(3)

10.9        Restated Deferred Compensation Plan for Directors*      Filed Herein

10.10       Amendment dated June 22, 1998 to Supplemental
               Retirement Agreement between the Company and G.
               Thomas Bowers*                                       Filed Herein

10.11       Split Dollar Agreement between the Company and G.
               Thomas Bowers*                                       Filed Herein

10.12       Amendment dated June 22, 1998 to Supplemental
               Retirement Agreement between the Company and Ralph
               E. Springstead*                                      Filed Herein

10.13       Split Dollar Agreement between the Company and Ralph
               E. Springstead*                                      Filed Herein

21          Subsidiaries of the Registrant - Reference is made to
               Item 1. "Business" for the required information

27          Financial Data Schedule                                 Filed Herein

(1) Incorporated by reference to Exhibits B and C of the Company's previously filed proxy statement relating to its Annual Meeting of Shareholders' held on April 23, 1998.

(2) Incorporated by reference to the application for Approval of a Minority Stock Issuance by a Savings Association
      Subsidiary of a Mutual Holding Company on Form MIIC-2 filed by the Bank with the Office of Thrift Supervision on December 17, 1993, as amended.

(3) Incorporated by reference to the Bank's Annual Report on Form 10-K for the year ended December 31, 1996.

*     Management contract or compensatory plan or arrangement.

(b)   Reports filed on Form 8-K.

      No reports on Form 8-K were filed during the quarter ended
      December 31, 1998.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   March 26, 1999                     FINGER LAKES FINANCIAL CORP.


                                           /s/ G. Thomas Bowers
                                           -------------------------------------
                                           G. Thomas Bowers
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registration and in the capacities indicated.

Signature                   Title                                 Date
---------                   -----                                 ----

/s/ G. Thomas Bowers        President & Chief                     March 26, 1999
--------------------------  Executive Officer
G. Thomas Bowers

/s/ Ralph E. Springstead    Chairman of the                       March 26, 1999
--------------------------  Board of Directors
Ralph E. Springstead

/s/ Michael J. Hanna        Director                              March 26, 1999
--------------------------
Michael J. Hanna

/s/ Chris M. Hansen         Director                              March 26, 1999
--------------------------
Chris M. Hansen

/s/ Richard J. Harrison     Director                              March 26, 1999
--------------------------
Richard J. Harrison

/s/ James E. Hunter         Director                              March 26, 1999
--------------------------
James E. Hunter

/s/ Ronald C. Long          Director                              March 26, 1999
--------------------------
Ronald C. Long

/s/ Bernard G. Lynch        Director                              March 26, 1999
--------------------------
Bernard G. Lynch

/s/ Terry L. Hammond        Executive Vice President              March 26, 1999
--------------------------  and Chief Financial Officer
Terry L. Hammond

                                 EXHIBIT INDEX

Number                              Description
------      --------------------------------------------------------

3.1         Federal Stock Charter of Finger Lakes Financial Corp.(1)

3.2         Bylaws of Finger Lakes Financial Corp.(1)

4           Stock Certificate of the Savings Bank of the Finger
               Lakes, FSB(2)

10.1        Employee Stock Ownership Plan and Trust of the
               Company(2)*

10.2        Employment Agreement between the Company and G.
               Thomas Bowers*(2)

10.3        1996 Stock Option Plan of the Company and Amendment
               No. 1 Thereto*(3)

10.4        1996 Management Recognition Plan*(3)

10.5        Modified Supplemental Pension Agreement, as amended,
               between the Company and Ralph E. Springstead*(3)

10.6        Modified Supplemental Pension Agreement between the
               Company and G. Thomas Bowers*(3)

10.7        Agreement between the Company and Terry L. Hammond*(3)

10.8        Agreement between the Company and Thomas A. Mayfield*(3)

10.9        Restated Deferred Compensation Plan for Directors*      Filed Herein

10.10       Amendment dated June 22, 1998 to Supplemental
               Retirement Agreement between the Company and G.
               Thomas Bowers*                                       Filed Herein

10.11       Split Dollar Agreement between the Company and G.
               Thomas Bowers*                                       Filed Herein

10.12       Amendment dated June 22, 1998 to Supplemental
               Retirement Agreement between the Company and Ralph
               E. Springstead*                                      Filed Herein

10.13       Split Dollar Agreement between the Company and Ralph
               E. Springstead*                                      Filed Herein

21          Subsidiaries of the Registrant - Reference is made to
               Item 1. "Business" for the required information

27          Financial Data Schedule                                 Filed Herein

(1) Incorporated by reference to Exhibits B and C of the Company's previously filed proxy statement relating to its Annual Meeting of Shareholders' held on April 23, 1998.

(2) Incorporated by reference to the application for Approval of a Minority Stock Issuance by a Savings Association
      Subsidiary of a Mutual Holding Company on Form MIIC-2 filed by the Bank with the Office of Thrift Supervision on December 17, 1993, as amended.

(3) Incorporated by reference to the Bank's Annual Report on Form 10-K for the year ended December 31, 1996.

*     Management contract or compensatory plan or arrangement.

(b)   Reports filed on Form 8-K.

      No reports on Form 8-K were filed during the quarter ended
      December 31, 1998.