Form 10-Q
period 1999-03-31
FINGER LAKES FINANCIAL CORP
filed 1999-05-14
CIK 1062423

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                              --------------

                                       OR


               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________ to ________


                        COMMISSION FILE NUMBER 000-24809
                        --------------------------------


                          FINGER LAKES FINANCIAL CORP.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


          UNITED STATES                                        16-1551047
-------------------------------                           ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
(incorporation or organization)                           Identification Number)


470 EXCHANGE STREET, GENEVA, NEW YORK                                   14456
---------------------------------------                               ----------
(Address of principal executive office)                               (Zip Code)


Registrant's telephone number, including area code: (315) 789-3838
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __


                  Number of shares of common stock outstanding
                              as of March 31, 1999


COMMON STOCK, $.01 PAR VALUE                                         3,570,000
----------------------------                                         ---------
           Class                                                     Outstanding

                          FINGER LAKES FINANCIAL CORP.

                                    Form 10-Q


                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements (unaudited):

                Consolidated Statements of Financial Condition
                  at March 31, 1999 and December 31, 1998                     3

                Consolidated Statements of Income
                  at March 31, 1999 and March 31, 1998                        4

                Consolidated Statements of Cash Flows
                  at March 31, 1999 and March 31, 1998                     5, 6

                Consolidated Statements of Changes in Stockholders'
                  Equity and Comprehensive Income at March 31, 1999           7

                Notes to Consolidated Financial Statements                    8

                Earnings Per Share Reconciliation                             9

         Item 2 - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations       10 - 13

         Item 3 - Quantitative & Qualitative Disclosure about
                    Market Risk                                              14


PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                          15
         Item 2 - Changes in Securities and Use of Proceeds                  15
         Item 3 - Defaults Upon Senior Securities                            15
         Item 4 - Submission of Matters to a Vote of Security Holders        15
         Item 5 - Other Information                                          15
         Item 6 - Exhibits and Reports on Form 8-K                           15

         Signatures                                                          16

         Index to Exhibits                                               17, 18

Item 1 - Financial Statements



                          FINGER LAKES FINANCIAL CORP.
                          ----------------------------

                 Consolidated Statements of Financial Condition
                  (dollars in thousands, except per share data)
                                   (unaudited)


                                                   March 31,       December 31,
                                                     1999              1998
                                                   ---------       ------------

ASSETS

Cash and due from banks                            $   3,069            4,375
Securities available for sale, at fair value         119,403          115,333
Securities held to maturity, fair value
  of $2,652 at March 31, 1999 and
  $4,663 at December 31, 1998                          2,640            4,640

Loans                                                152,066          146,311
    Less allowance for loan losses                     1,273            1,176
                                                   ---------          -------
Net loans                                            150,793          145,135

Accrued interest receivable                            1,786            1,908
Federal Home Loan Bank Stock, at cost                  3,094            2,941
Premises and equipment, net                            4,483            4,556
Other assets                                           4,172            3,488
                                                   ---------          -------
    Total assets                                   $ 289,440          282,376
                                                   =========          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                         $ 205,267          202,434
  Advances from Federal Home Loan Bank                59,682           54,815
  Other liabilities                                    2,851            3,163
                                                   ---------          -------
    Total liabilities                                267,800          260,412
                                                   ---------          -------

Stockholders' Equity:
  Preferred Stock; authorized 10,000,000
    shares; issued and outstanding - none                 --               --
  Common Stock, $.01 par value; 20,000,000
    shares authorized; 3,570,000 shares
    issued and outstanding                                36               36
  Additional paid-in capital                           4,762            4,749
  Retained earnings                                   17,442           17,240
  Accumulated other comprehensive income (loss)         (392)             156
  Unallocated shares of ESOP                            (208)            (217)
                                                   ---------          -------
         Total stockholders' equity                   21,640           21,964
                                                   ---------          -------
Total liabilities and stockholders' equity         $ 289,440          282,376
                                                   =========          =======


See accompanying notes to consolidated financial statements

                          FINGER LAKES FINANCIAL CORP.
                          ----------------------------

                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)


                                                      Three Months
                                                     Ended March 31,
                                                     ---------------

                                                  1999            1998
                                                 -------          -----

Interest income:
     Loans                                       $ 2,918          2,526
     Securities                                    1,952          1,915
     Other                                             1              1
                                                 -------          -----
                                                   4,871          4,442
                                                 -------          -----

Interest expense:
     Deposits                                      2,172          2,066
     Borrowings                                      738            551
                                                 -------          -----
                                                   2,910          2,617
                                                 -------          -----
         Net interest income                       1,961          1,825

Provision for loan losses                             75             60
                                                 -------          -----

Net interest income after provision
     for loan losses                               1,886          1,765
                                                 -------          -----

Other operating income:
     Service charges                                 216            168
     Net gain on sale of securities                    6             63
     Net gain on sale of loans                        81              7
     Other                                            --             11
                                                 -------          -----
                                                     303            249
                                                 -------          -----

Operating expenses:
     Salaries and employee benefits                  879            789
     Office occupancy and equipment                  342            277
     Deposit insurance premiums                       31             29
     Professional fees                                84             94
     Data processing                                  37             23
     Real estate owned                                21             24
     Other                                           340            337
                                                 -------          -----
                                                   1,734          1,573
                                                 -------          -----

Income before income taxes                           455            441
Income taxes                                         182            175
                                                 -------          -----
Net income                                       $   273            266
                                                 =======          =====
Earnings per common share - basic                $  0.08           0.07
                                                 =======          =====
Earnings per common share - diluted              $  0.07           0.07
                                                 =======          =====


See accompanying notes to consolidated financial statements

                          FINGER LAKES FINANCIAL CORP.
                          ----------------------------

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                       Three Months
                                                      Ended March 31,
                                                      ---------------

                                                  1999              1998
                                                --------          --------

Cash flows from operating activities:
Net income                                      $    273              266
  Adjustments to reconcile net
  income to net cash provided
  (used) by operating activities:
     Depreciation and amortization                   168              137
     Amortization of loan fees,
       discounts and premiums                         62               79
     Provision for loan losses                        75               60
     Net gain from sale of securities                 (6)             (63)
     Net gain from sale of loans                     (81)              (7)
     Net loss (gain) from sales of
       real estate owned                               2              (11)
     Proceeds from sales of loans                  6,205            1,436
     Loans originated for sale                    (6,681)              --
     Decrease/(increase) in accrued
       interest receivable                           122              (33)
     Decrease/(increase) in other assets            (390)              20
     Increase in other liabilities                  (300)             (88)
                                                --------          -------
Net cash provided (used) by
operating activities                                (551)           1,796
                                                --------          -------
Cash flows from investing activities:
  Proceeds from maturities of and
     principal collected on securities
     available for sale                           11,015            9,118
  Proceeds from maturities of and
     principal collected on securities
     held to maturity                              2,000            2,500
  Proceeds from sales of securities
     available for sale                            3,013           16,971
  Purchases of securities available for sale     (19,011)         (31,253)
  Loans originated and purchased                 (13,845)          (9,582)
  Principal collected on loans                     8,626            5,382
  Proceeds from sales of real estate owned            57              161
  Purchases of FHLB stock                           (153)            (234)
  Purchases of premise and equipment, net            (95)            (175)
                                                --------          -------
Net cash used in investing activities             (8,393)          (7,112)
                                                --------          -------


                                                                     (continued)

                          FINGER LAKES FINANCIAL CORP.
                          ----------------------------

                Consolidated Statements of Cash Flows, continued
                                 (in thousands)
                                   (unaudited)

                                                              Three Months
                                                             Ended March 31,
                                                             ---------------

                                                            1999         1998
                                                         ---------      -------

Cash flows from financing activities:
  Net increase (decrease) in savings
     and demand accounts                                 $   1,225        (521)
  Net increase in time deposits                              1,608         762
  Advances from FHLB                                        41,100      31,200
  Repayments of advances from FHLB                         (36,233)    (28,228)
  Principal payments of ESOP debt                               --          (9)
  Release of unallocated ESOP common stock                       9           9
  Dividends on common stock                                    (71)        (59)
                                                         ---------     -------
     Net cash provided by financing activities               7,638       3,154
                                                         ---------     -------

Net decrease in cash and cash equivalents                   (1,306)     (2,162)

Cash and cash equivalents at beginning of period             4,375       4,394
                                                         ---------     -------

Cash and cash equivalents at end of period               $   3,069       2,232
                                                         =========     =======

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
     Interest                                            $   2,921       2,556
     Income taxes                                               --          --

  Non-cash investing activities:
     Change in net unrealized gain on
        securities available for sale, net of taxes           (548)       (128)

     Transfer of loans to real estate owned              $      --          41


See accompanying notes to consolidated financial statements

                          FINGER LAKES FINANCIAL CORP.
           Consolidated Statements of Changes in Stockholders' Equity
                            and Comprehensive Income
                                 (in thousands)
                                   (unaudited)

                                                                           Accumulated
                                                   Additional                  Other        Unallocated
                                          Common    Paid-in     Retained   Comprehensive      Shares
                                           Stock    Capital     Earnings      Income          Of ESOP        Total
                                          ------   ----------   --------   -------------    ------------     -----

Balance at December 31, 1998                $36      4,749       17,240         156            (217)         21,964

Comprehensive income (loss):

  Net income                                 --         --          273          --              --             273

  Change in net realized losses on
    securities, net of taxes                 --         --           --        (548)             --            (548)
                                                                                                             ------
Total comprehensive income (loss)
                                                                                                               (275)
Allocation of shares under ESOP              --         13           --          --               9              22

Cash dividends declared, $.06 per share*     --         --          (71)         --              --             (71)
                                            ---      -----       ------        ----            ----          ------

Balance at March 31, 1999                   $36      4,762       17,442        (392)           (208)         21,640
                                            ===      =====       ======        ====            ====          ======

Disclosure of reclassification adjustments
------------------------------------------

Unrealized holding losses arising during period, net of taxes                $ (545)

Less: reclassification adjustment for gains included in net income,
      net of taxes                                                               (3)
                                                                             ------

Change in unrealized losses on securities available for sale, net of taxes   $ (548)
                                                                             ======


*Finger Lakes Financial Corporation, M.H.C., which owns 2,389,948 shares of stock in the Company, waived receipt of its dividend thereby reducing the actual dividend payment to the amount shown above. The amount of dividends waived by the mutual holding company were $143,400 for the three months ended March 31, 1999.


See accompanying notes to consolidated financial statements.

FINGER LAKES FINANCIAL CORP.

PART I: NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1) BASIS OF PRESENTATION

    The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments consisting of only normal recurring adjustments or accruals which are necessary for a fair presentation of the financial statements have been made at and for the three months ended March 31, 1999 and 1998. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results which may be expected for an entire fiscal year.

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

(3) EARNINGS PER SHARE

    Basic earnings per share for the three month periods ended March 31, 1999 and 1998 was computed by dividing net income by the weighted average number of total common stock shares outstanding during the period and contingently issuable shares. Diluted earnings per share reflects the effects of common stock issuable upon exercise of dilutive options and stock grants.

(4) DIVIDENDS

    On January 20, 1999 the Mutual Holding Company notified the Office of Thrift Supervision (OTS) of its intention to waive the right to receive dividends on its shares of the Company's common stock for the four-quarter period beginning with the quarter ended December 31, 1998. The Company declared a regular cash dividend of $.06 per share on January 19, 1999 payable March 1, 1999 to stockholders of record February 12, 1999.

(5) EARNINGS PER SHARE RECONCILIATION

    The following table is a reconciliation of the numerator and denominator used in calculating the Company's basic and diluted earnings per share, (in thousands, except earnings per share):


                                                       For the three months
                                                       Ended March 31, 1999
                                                       --------------------
                                                        Basic       Diluted
                                                       ------       -------

Net Income                                             $  273          273
                                                       ------        -----
Weighted average shares                                 3,570        3,570
Contingently issuable shares                               18           18
Stock options                                             ---           33
Stock grants                                              ---           29
                                                       ------        -----
Total weighted average shares,
  options and grants                                    3,588        3,650
                                                       ======        =====
Earnings Per Share                                     $ 0.08         0.07
                                                       ======        =====


                                                       For the three months
                                                       Ended March 31, 1998
                                                       --------------------
                                                        Basic       Diluted
                                                       ------       -------

Net Income                                             $  266           266
                                                       ------        ------
Weighted average shares                                 3,570         3,570
Contingently issuable shares                                7             7
Stock options                                             ---            49
Stock grants                                              ---            37
                                                       ------        ------
Total weighted average shares,
  options and grants                                    3,577         3,663
                                                       ======        ======
Earnings Per Share                                     $ 0.07          0.07
                                                       ======        ======

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

CHANGES IN FINANCIAL CONDITION

At March 31, 1999, the Company's total assets, liabilities and stockholders' equity amounted to $289.4 million, $267.8 million, and $21.6 million, respectively, compared to $282.4 million, $260.4 million and $22.0 million, respectively, at December 31, 1998. Total assets increased $7.0 million or 2.5% during the three month period ended March 31, 1999. This increase was due primarily to a $5.8 million increase in the Company's loan portfolio and a $2.1 million increase in securities. During the three month period ended March 31, 1999 the Company originated and purchased $20.5 million in loans, offset by loan principal payments and loan sales of $14.8 million. The Company is currently selling substantially all newly originated fixed rate residential mortgage loans and retaining the servicing. This change in portfolio strategy was implemented during the third quarter of 1998. Previously the Company's policy was to retain in portfolio fixed rate residential mortgage loans with maturities of fifteen years or less. Securities amounted to $122.0 million at March 31, 1999, an increase of $2.1 million or 1.6% from December 31, 1998. The Company's mortgage backed securities portfolio is included in securities and amounted to $82.7 million at March 31, 1999, a net decrease of $3.9 million from December 31, 1998.

At March 31, 1999, the Company's allowance for loan losses amounted to $1,273,000 as compared to $1,176,000 at December 31, 1998. The Company's allowance for loan losses at March 31, 1999 represented approximately .84% of the total gross loan portfolio. At March 31, 1999 non-performing loans amounted to $890,000 as compared to $1,016,000 as of December 31, 1998. Real estate owned amounted to $31,000 at March 31, 1999 as compared to $90,000 as of December 31, 1998.

Total liabilities increased $7.4 million or 2.8% during the three month period ended March 31, 1999. Federal Home Loan Bank ("FHLB") advances at March 31, 1999 amounted to $59.7 million, an increase of $4.9 million or 8.9% from December 31, 1998. This reflects a continuation of the Company's strategy of using funding sources other than retail deposits to partially support asset growth. Deposits amounted to $205.3 million at March 31, 1999, an increase of $2.8 million, reflecting continued growth of a new branch office in Canandaigua, New York. Deposit accounts subject to daily repricing (passbook, money market deposit and NOW accounts) increased by $1.2 million and time deposit account balances increased by $1.6 million during the three month period ended March 31, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999

The Company recorded net income of $273,000 for the three month period ended March 31, 1999 as compared to net income of $266,000 for the three month period ended March 31, 1998.

The Company's net interest income is determined by its interest rate spread (i.e. the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Total interest income increased by $429,000 or 9.7%, to $4.9 million for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Total interest expense increased by $293,000 or 11.2%, to $2.9 million for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This resulted in a net increase in net interest income of $136,000 or 7.5%. This increase in net interest income is primarily the result of the Company's current strategy of generating asset growth through increased loan production while controlling funding costs.

Provision for loan losses was $75,000 and $60,000 for the three month periods ended March 31, 1999 and March 31, 1998, respectively, reflecting management's estimation of additions required to maintain an overall loan loss allowance adequate for the risk in the loan portfolio.

Other operating income increased by $54,000 or 21.7%, to $303,000 for the three month period ended March 31, 1999, as compared to the three month period ended March 31, 1998. Service charges increased $48,000 or 28.6%, reflecting increased income from the sale of non-deposit products, as well as from new fee structures for the automated teller machine activity. The net gain from sales of securities decreased by $57,000. Net gain on sale of loans increased by $64,000, primarily representing the recognition of mortgage servicing income on fixed rate loans originated and sold to FNMA.

Operating expenses increased by $161,000 or 10.2%, to $1.7 million for the three month period ended March 31, 1999, as compared to the three month period ended March 31, 1998. This increase consisted primarily of an increase in salaries and benefits expense of $90,000 and an increase in office occupancy and equipment expense of $65,000. Increases in salaries and benefits expense and office occupancy and equipment expense relate primarily to a new branch office in Canandaigua which opened in the second quarter of 1998.

Professional fees decreased by $10,000 or 10.6%, to $84,000, relating primarily to a reduction in legal fees relating to ongoing delinquent loan collection activity. Data processing expenses increased $14,000 or 60.9%. This increase is related to the additional processing costs associated with the new branch office.

Income tax expense of $182,000 was recorded for the three months ended March 31, 1999, based on net income before taxes of $455,000, and income tax expense of $175,000 was recorded for the three months ended March 31, 1998, based on net income before taxes of $441,000. The Company's effective tax rates were 40.0% and 39.7% for the three months ended March 31, 1999 and 1998, respectively.

YEAR 2000 ISSUE - Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

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

During the assessment phase, the Company identified all in-house systems and third party relationships, and assessed whether they were "mission-critical". Mission-critical is defined as a system that is vital to the successful continuance of a core business activity. The assessment included both information technology systems and non-information technology systems. Examples of non-information technology systems include utility and telephone companies, security systems, and financial organizations. Also included in the assessment was the identification of those systems and vendors over whom the Company has control and those that the Company does not. Examples of those vendors whom the Company has control over include organizations with which the Company has a material relationship. Vendors whom the Company has no control over include utility companies.

The Company has identified 20 mission-critical areas, and 74 non mission-critical areas. Of the mission-critical areas, ten are confirmed to be Year 2000 compliant. Ten mission-critical areas that are not currently compliant are continuing to provide updates on their progress, and the Company believes all will be compliant as documented in their plans. Of the non mission-critical areas, fifteen are confirmed to be Year 2000 compliant. Of the remaining fifty-nine areas, twenty-six have submitted current plans and are on target for Year 2000. Thirty-three non mission-critical areas need to provide the Company with current plans. The Company is continuing its efforts to concentrate on the mission-critical elements of its operations.

During 1998, the Company conducted an assessment of the computer hardware currently in place in each of its locations. The assessment included testing of all computers for Year 2000 compliance. Substantially all of the computers were Year 2000 compliant, and those which were not have been replaced or modified. The cost associated with this assessment was approximately $51,500, and was expensed as incurred. The incremental cost to the Company of achieving Year 2000 compliance has been estimated to be $110,000 for 1999.

The Company has a test plan in place, which identifies groups of systems according to whether they are internal or external, mission-critical or not, and whether the Company has control over the systems. This plan was presented to and approved by the board of directors. The plan includes the following:

- testing of mission-critical internal and external systems,

- testing of systems in which the Company has a material interest,

- prepare contingency plans as needed, based on results from systems over which the Company has control and that are deemed mission critical.

The largest mission-critical area is the Company's core processing system. In order to test this core processing system for Year 2000 compliance, a separate and distinct database was created. Test scripts were utilized to perform transactions, test calculations, review reports, and document observations. To date, transactions have been processed through January 31, 2000, and no errors have occurred. Testing will continue on the Company's core processing system through June 30, 1999, to validate positive results throughout the year 2000.

Testing of the Federal Reserve System's proprietary software (FedLine) has been substantially completed. This testing included funds transfers, savings bond purchases, Treasury Tax and Loan (TT&L) payments, reporting, and informational messages. All transactions were documented and performed as expected, with minor exceptions. Additional testing dates have been established, and contingency plans are in place.

Management believes it is critical that the Company's customers are informed about the Year 2000 issue as well as the Company's progress toward compliance. Employee training as it relates to customer issues has been mandatory, and will continue throughout the year. A customer newsletter, which contains information regarding the Company's progress, was sent to the Company's customers during the first quarter. Updates will continue throughout 1999.

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

The OTS requires the Company to measure interest rate risk by computing estimated changes in the net portfolio value ("NPV") of cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. These computations estimate the effect on NPV of sudden and sustained 1% to 3% increases and decreases in market interest rates. The Company's board of directors has adopted an interest rate risk policy which establishes minimum NPV ratios (i.e. the ratio of NPV to the preset value of assets) in the event of 1%, 2% and 3% increases and decreases in market interest rates, respectively. The following table sets forth those policy guidelines and certain calculations, based on information provided to the Company by the OTS, with respect to the sensitivity of NPV to changes in market interest rates at December 31, 1998 (date of latest available data):

             CHANGE IN                        MINIMUM NPV RATIOS
       MARKET INTEREST RATES        Policy Guidelines(1)       Computation
                                    --------------------       -----------

                +3%                         6.00%                 6.51%
                +2%                         6.50%                 7.53%
                +1%                         7.00%                 8.33%
                 0%                         7.50%                 8.74%
                -1%                         7.00%                 8.61%
                -2%                         6.50%                 8.29%
                -3%                         6.00%                 8.08%

(1) Minimum ratio of NPV to the preset value of assets.

PART II: OTHER INFORMATION

       Item 1  LEGAL PROCEEDINGS

               In December 1997, Savannah Bank, N.A. ("Savannah") commenced a suit in New York State Supreme Court, Monroe County, against the Company and the individual members of its Board of Directors, relating to the fact that the Company hired two loan officers from Savannah. The claims alleged the use of trade secrets by Savannah's former employees, solicitation of their customers and violation of restrictive employee covenants among other claims. The action requested injunctive relief, compensatory damages in the total amount of $17 million and punitive damages of $34 million. On September 2, 1998, the court granted the Company's motion for summary judgment and dismissed Savannah Bank's complaint in its entirety. Savannah Bank filed an appeal with the Appellate Division, Fourth Judicial Department. On May 7, 1999, the Appellate Division rendered a decision unanimously affirming the Supreme Court's dismissal of Savannah's lawsuit.

       Item 2  CHANGES IN SECURITIES AND USE OF PROCEEDS
               None

       Item 3  DEFAULTS UPON SENIOR SECURITIES
               None

       Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               Not Applicable

       Item 5  OTHER INFORMATION
               None

       Item 6  EXHIBITS AND REPORTS ON FORM 8-K

               (a) See Index to Exhibits

               (b) Reports on Form 8-k
                   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 1999                          By: /s/ G. Thomas Bowers
                                                --------------------
                                                G. Thomas Bowers
                                                Chairman, President and Chief
                                                Executive Officer



Date: May 13, 1999                          By:  /s/ Terry L. Hammond
                                                 -------------------
                                                 Terry L. Hammond
                                                 Executive Vice President and
                                                 Chief Financial Officer

                                INDEX TO EXHIBITS

(2)   PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR
      SUCCESSION

      (a) Agreement and Plan of Reorganization among Savings Bank of the Finger Lakes, FSB, Finger Lakes Financial Corp., and Finger Lakes Interim Savings Bank.(3)

(3)   (i)  ARTICLES OF INCORPORATION
           (a) Federal Stock Charter of Finger Lakes Financial Corp.(3)

      (ii) BY-LAWS
           (a) Bylaws of Finger Lakes Financial Corp.(3)

(4)   INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

      (i) The documents listed under Items (2) and (3) of this Index are incorporated herein by reference.

      (ii) Stock Certificate of the Registrant.(3)

(10)  MATERIAL CONTRACTS

      (a)  Employee Stock Ownership Plan and Trust of the Registrant.(1)

      (b)  Employment Agreement between the Registrant and G. Thomas Bowers.(1)

      (c) Savings Bank of the Finger Lakes, FSB 1996 Stock Option Plan and Amendment No. 1 Thereto(2)

      (d) Savings Bank of the Finger Lakes, FSB 1996 Management Recognition Plan(2)

      (e) Modified Supplemental Pension Agreement, as amended, between the Registrant and Ralph E. Springstead(2)

      (f)  Modified Supplemental Pension Agreement between the Registrant and
           G. Thomas Bowers(2)

      (g)  Agreement between the Registrant and Terry L. Hammond(2)

      (h)  Agreement between the Registrant and Thomas A. Mayfield(2)

      (i)  Restated Deferred Compensation Plan for Directors(4)

      (j) Amendment dated June 22, 1998 to Supplemental Retirement Agreement between the Registrant and G. Thomas Bowers(4)

      (k)  Split Dollar Agreement between the Registrant and G. Thomas Bowers(4)

      (l) Amendment dated June 22, 1998 to Supplemental Retirement Agreement between the Registrant and Ralph E. Springstead(4)

       (m) Split Dollar Agreement between the Registrant and Ralph E. Springstead (4)

 (11)  STATEMENT RECOMPUTATION OF PER SHARE EARNINGS
       Not applicable

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

 (3) Exhibit is incorporated by reference to the form 8-K dated August 14, 1998 filed by the Registrant with the Commission.

 (4) Exhibit is incorporated by reference to the form 10-K for the year ended December 31, 1998 filed by the Registrant with the Commission.