Form 10-Q
period 1999-06-30
FINGER LAKES FINANCIAL CORP
filed 1999-08-13
CIK 1062423

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                     ---------------------------------------

                                    FORM 10-Q

                                   (Mark One)

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        [ X ]     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                                 -------------

                                       OR

        [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________  to  ________

                        COMMISSION FILE NUMBER 000-24809
                        --------------------------------

                          FINGER LAKES FINANCIAL CORP.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

      UNITED STATES                                    16-1551047
      -------------                                    ----------
(State or other jurisdiction of                    (I.R.S. Employer
(incorporation or organization)                    Identification Number)

  470 EXCHANGE STREET, GENEVA, NEW YORK                      14456
  -------------------------------------                      -----
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code:  (315) 789-3838
                                                   ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]


                  Number of shares of common stock outstanding
                               as of June 30, 1999

COMMON STOCK, $.01 PAR VALUE                                   3,570,000
----------------------------                                   ---------
          Class                                                Outstanding



                          FINGER LAKES FINANCIAL CORP.

                                    Form 10-Q


                                      INDEX


                                                                                       Page

PART I -  FINANCIAL INFORMATION

         Item 1 - Financial Statements (unaudited):

                  Consolidated Statements of Financial Condition
                           at June 30, 1999 and December 31, 1998                       3
                  Consolidated  Statements of Income
                           for the three and six month periods ended
                           June 30, 1999 and June 30, 1998                              4
                  Consolidated  Statements of Cash Flows
                           for the six month periods ended
                           June 30, 1999 and June 30, 1998                              5, 6
                  Consolidated  Statements of Changes in Stockholders' Equity
                           and Comprehensive Income/(Loss) for the six month
                           period ended June 30, 1999                                   7

                  Notes to Consolidated Financial Statements                            8

         Item 2 -  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                10 - 14

         Item 3 - Quantitative & Qualitative Disclosure about
                                   Market Risk                                          15

PART II -  OTHER INFORMATION

         Item 1 - Legal Proceedings                                                     16
         Item 2 - Changes in Securities and Use of Proceeds                             16
         Item 3 - Defaults Upon Senior Securities                                       16
         Item 4 - Submission of Matters to a Vote of Security Holders                   16
         Item 5 - Other Information                                                     17
         Item 6 - Exhibits and Reports on Form 8-K                                      17

         Signatures                                                                     18

         Index to Exhibits                                                              19, 20




         Item 1 - Financial Statements

                                                     FINGER LAKES FINANCIAL CORP.
                                                     ----------------------------

                                            Consolidated Statements of Financial Condition
                                            (dollars in thousands, except per share data)
                                                             (unaudited)

                                                                              June 30,                 December 31,
                                                                              --------                 ------------
                                                                                1999                       1998
                                                                                ----                       ----
Assets
------

Cash and due from banks                                                        $   3,352                    4,375
Securities available for sale, at fair value                                     120,802                  115,333
Securities held to maturity, fair value
     of $898 at June 30, 1999 and
     $4,663 at December 31, 1998                                                     904                    4,640

Loans                                                                            153,066                  146,311
         Less allowance for loan losses                                            1,329                    1,176
                                                                               ---------                ---------
Net loans                                                                        151,737                  145,135

Accrued interest receivable                                                        2,037                    1,908
Federal Home Loan Bank Stock, at cost                                              3,206                    2,941
Premises and equipment, net                                                        4,361                    4,556
Other assets                                                                       4,997                    3,488
                                                                               ---------                ---------
         Total assets                                                          $ 291,396                  282,376
                                                                               =========                =========

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
     Deposits                                                                  $ 207,013                  202,434
     Advances from Federal Home Loan Bank                                         60,845                   54,815
     Other liabilities                                                             3,150                    3,163
                                                                               ---------                ---------
         Total liabilities                                                       271,008                  260,412
                                                                               ---------                ---------

Stockholders' Equity:
     Preferred Stock; authorized 10,000,000
       shares; issued and outstanding - none                                        --                       --
     Common Stock, $.01 par value; 20,000,000
       shares authorized; 3,570,000 shares
       issued and outstanding                                                         36                       36
     Additional paid-in capital                                                    4,773                    4,749
     Retained earnings                                                            17,672                   17,240
     Accumulated other comprehensive income (loss)                                (1,894)                     156
     Unallocated shares of ESOP                                                     (199)                    (217)
                                                                               ---------                ---------

         Total stockholders' equity                                               20,388                   21,964
                                                                               ---------                ---------

Total liabilities and stockholders' equity                                     $ 291,396                  282,376
                                                                               =========                =========

           See accompanying notes to consolidated financial statements



                                                    FINGER LAKES FINANCIAL CORP.
                                                    ----------------------------

                                                 Consolidated Statements of Income
                                               (in thousands, except per share data)
                                                            (unaudited)

                                                            Three Months                             Six Months
                                                           Ended June 30,                          Ended June 30,
                                                           --------------                          --------------

                                                     1999                1998               1999              1998
                                                 -------------       ------------      ------------       ------------

Interest income:
     Loans                                           $2,984              2,630              5,902              5,157
     Securities                                       2,002              1,919              3,954              3,833
     Other                                                1                  2                  2                  3
                                                     ------             ------             ------             ------
                                                      4,987              4,551              9,858              8,993
                                                     ------             ------             ------             ------

Interest expense:
     Deposits                                         2,165              2,091              4,337              4,157
     Borrowings                                         785                639              1,523              1,190
                                                     ------             ------             ------             ------
                                                      2,950              2,730              5,860              5,347
                                                     ------             ------             ------             ------

         Net interest income                          2,037              1,821              3,998              3,646

Provision for loan losses                                50                 60                125                120
                                                     ------             ------             ------             ------

Net interest income after provision
     for loan losses                                  1,987              1,761              3,873              3,526
                                                     ------             ------             ------             ------

Other operating income:
     Service charges                                    259                192                475                360
     Net gain on sale of securities                      67                104                 73                167
     Net gain on sale of loans                           37                 11                118                 18
     Other                                             --                   15               --                   26
                                                     ------             ------             ------             ------
                                                        363                322                666                571
                                                     ------             ------             ------             ------

Operating expenses:
     Salaries and employee benefits                     875                810              1,754              1,600
     Office occupancy and equipment                     341                286                683                563
     Deposit insurance premiums                          29                 29                 60                 57
     Professional fees                                   97                 58                181                152
     Marketing and advertising                           96                104                135                150
     Data processing                                     31                 22                 68                 45
     Real estate owned                                   42                  3                 63                 28
     Other                                              339                311                640                601
                                                     ------             ------             ------             ------
                                                      1,850              1,623              3,584              3,196
                                                     ------             ------             ------             ------

Income before income taxes                              500                460                955                901

Income taxes                                            200                184                382                359
                                                     ------             ------             ------             ------

Net income                                           $  300                276                573                542
                                                     ======             ======             ======             ======

Earnings per common share - basic                    $ 0.08               0.08               0.16               0.15
                                                     ======             ======             ======             ======

Earnings per common share - diluted                  $ 0.08               0.08               0.16               0.15
                                                     ======             ======             ======             ======

      See accompanying notes to consolidated financial statements


                                                     FINGER LAKES FINANCIAL CORP.
                                                     ----------------------------

                                                Consolidated Statements of Cash Flows
                                                            (in thousands)
                                                             (unaudited)

                                                                                 Six Months
                                                                               Ended June 30,
                                                                               --------------

                                                                        1999                      1998
                                                                    ------------              ------------

Cash flows from operating activities:
Net income                                                          $    573                        542
  Adjustments to reconcile net
  income to net cash provided
  (used) by operating activities:
     Depreciation and amortization                                       332                        278
     Amortization of loan fees,
       discounts and premiums                                             20                        152
     Provision for loan losses                                           125                        120
     Net gain from sales of                                              (73)                      (167)
       securities
     Net gain from sales of loans                                       (118)                       (18)
     Net loss (gain) from sales of real
       estate owned                                                        2                        (11)
     Proceeds from sales of loans held for sale                        9,114                      3,750
     Loans originated for sale                                       (10,808)                      --
     Increase in accrued interest
       receivable                                                       (129)                      (192)
     Decrease/(increase) in other assets                                   2                       (146)
     Decrease in other liabilities                                        11                         57
                                                                    --------                   --------

Net cash provided (used) by
operating activities                                                    (949)                     4,365
                                                                    --------                   --------

Cash flows from investing activities:
  Proceeds from maturities of and
     principal collected on securities
     available for sale                                               18,493                     14,651
  Proceeds from maturities of and
     principal collected on securities
     held to maturity                                                  4,005                      7,700
  Proceeds from sales of securities
     available for sale                                               16,206                     26,111
  Purchases of securities available for
     sale                                                            (43,516)                   (44,974)
  Purchase of securities held to maturity                               (264)                      --
  Loans originated and purchased                                     (26,043)                   (30,560)
  Principal collected on loans                                        20,904                     11,798
  Proceeds from sales of real estate owned                                57                        161
  Purchases of FHLB stock                                               (265)                      (403)
  Purchases of premise and equipment, net                               (137)                      (932)
                                                                    --------                   --------

Net cash used in investing activities                                (10,560)                   (16,448)
                                                                    --------                   --------


                                                                     (continued)




                                                     FINGER LAKES FINANCIAL CORP.
                                                     ----------------------------


                                           Consolidated Statements of Cash Flows, continued
                                                            (in thousands)
                                                             (unaudited)

                                                                                 Six Months
                                                                               Ended June 30,
                                                                               --------------

                                                                         1999                       1998
                                                                     ------------                ----------

 Cash flows from financing activities:
   Net increase (decrease) in savings
      and demand accounts                                              $  1,490                     (3,038)
   Net increase in time deposits                                          3,089                      4,015
   Advances from FHLB                                                    42,767                     44,638
   Repayments of advances from FHLB                                     (36,737)                   (35,088)
   Principal payments of ESOP debt                                         --                          (18)
   Release of unallocated ESOP common
      stock                                                                  18                         18
   Dividends on common stock                                               (141)                      (130)
                                                                       --------                   --------

      Net cash provided by financing
        activities                                                       10,486                     10,397
                                                                       --------                   --------

 Net decrease in cash and cash equivalents
                                                                         (1,023)                    (1,686)


 Cash and cash equivalents at beginning
   of period                                                              4,375                      4,394
                                                                       --------                   --------

 Cash and cash equivalents at end of
   period                                                              $  3,352                      2,708
                                                                       ========                   ========

Supplemental disclosure of cash flow information:
 Cash paid during the
   period for:
      Interest                                                         $  5,552                      5,265
      Income taxes                                                          241                        315

   Non-cash investing activities:
      Change in net unrealized gain or loss on
           securities available for sale, net of                         (2,050)                      (310)
          taxes
      Transfer of loans to real estate owned                           $    210                        145


See accompanying notes to consolidated financial statements




                                                                     FINGER LAKES FINANCIAL CORP.
                                      Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income/(Loss)
                                                                            (in thousands)
                                                                             (unaudited)

                                                                                      Accumulated
                                                        Additional                       Other            Unallocated
                                                         Paid - in     Retained       Comprehensive         Shares
                                         Common Stock     Capital      Earnings       Income/(Loss)         of ESOP           Total
                                         ------------     -------      --------       -------------         -------           -----

Balance at December 31, 1998                $    36         4,749       17,240               156               (217)         21,964

Comprehensive income (loss):
  Net income                                   --            --            573              --                 --               573

  Change in net unrealized losses on
       securities, net of taxes                --            --           --              (2,050)              --            (2,050)
                                                                                                                            -------

Total comprehensive income (loss)                                                                                            (1,477)

Allocation of shares under ESOP                --              24         --                --                  18               42

Cash dividends declared, $.12 per
  share*                                       --            --           (141)             --                 --              (141)
                                            -------       -------      -------           -------            -------         -------

Balance at June 30, 1999                    $    36         4,773       17,672            (1,894)             (199)          20,388
                                            =======       =======      =======           =======            =======         =======


Disclosure of reclassification adjustments
------------------------------------------

Unrealized holding losses arising during period, net of taxes                         $   (2,021)

Less: reclassification adjustment for gains included in net income, net of taxes             (29)
                                                                                            ----

Change in unrealized gains (losses) on securities available for sale, net of taxes    $   (2,050)
                                                                                      ==========

*Finger Lakes Financial Corporation, M.H.C., which owns 2,389,948 shares of stock in the Company, waived receipt of its dividend thereby reducing the actual dividend payment to the amount shown above. The amount of dividends waived by the mutual holding company was $286,800 for the six months ended June 30, 1999.

See accompanying notes to consolidated financial statements.

FINGER LAKES FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1)      BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments consisting of only normal recurring adjustments or accruals which are necessary for a fair presentation of the financial statements have been made at and for the three and six months ended June 30, 1999 and 1998. The results of operations for the three and six month period ended June 30, 1999 are not necessarily indicative of the results which may be expected for an entire fiscal year.

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

(3)      EARNINGS PER SHARE
         ------------------

         Basic earnings per share for the three and six month periods ended June 30, 1999 and 1998 was computed by dividing net income by the weighted average number of total common stock shares outstanding during the period and contingently issuable shares. Diluted earnings per share reflects the effects of common stock issuable upon exercise of dilutive options and stock grants.

(4)      DIVIDENDS
         ---------

         On January 20, 1999 the Mutual Holding Company notified the Office of Thrift Supervision (OTS) of its intention to waive the right to receive dividends on its shares of the Company's common stock for the four-quarter period beginning with the quarter ended December 31, 1998.

         The Company declared a regular cash dividend of $.06 per share on April 22, 1999 payable May 17, 1999 to stockholders of record May 6, 1999.

(5)      EARNINGS PER SHARE RECONCILIATION
         ---------------------------------

         The following table is a reconciliation of the numerator and denominator used in calculating the Company's basic and diluted earnings per share, (in thousands, except earnings per share):

                                                   For the three months                       For the six months
                                                   ended June 30, 1999                       ended June 30, 1999
                                                   -------------------                       -------------------


                                               Basic               Diluted               Basic               Diluted

Net Income                                     $  300                  300                  573                  573
                                               ------               ------               ------               ------

Weighted average shares                         3,570                3,570                3,570                3,570
Contingently issuable shares                       19                   19                   20                   20
Stock options                                    --                     27                 --                     29
Stock grants                                     --                     28                 --                     27
                                               ------               ------               ------               ------

Total weighted average shares,
     options and grants                         3,589                3,645                3,590                3,646
                                               ======               ======               ======               ======

Earnings Per Share                             $ 0.08                 0.08                 0.16                 0.16
                                               ======               ======               ======               ======

                                                   For the three months                       For the six months
                                                   ended June 30, 1998                       ended June 30, 1998
                                                   -------------------                       -------------------


                                               Basic               Diluted               Basic               Diluted

Net Income                                     $  276                  276                  542                  542
                                               ------               ------               ------               ------

Weighted average shares                         3,570                3,570                3,570                3,570
Contingently issuable shares                        7                    7                    7                    7
Stock options                                    --                     58                 --                     53
Stock grants                                     --                     37                 --                     37
                                               ------               ------               ------               ------

Total weighted average shares,
     options and grants                         3,577                3,672                3,577                3,667
                                               ======               ======               ======               ======

Earnings Per Share                             $ 0.08                 0.08                 0.15                 0.15
                                               ======               ======               ======               ======

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

CHANGES IN FINANCIAL CONDITION
------------------------------

At June 30, 1999, the Company's total assets, liabilities and stockholders' equity amounted to $291.4 million, $271.0 million, and $20.4 million, respectively, compared to $282.4 million, $260.4 million and $22.0 million, respectively, at December 31, 1998. Total assets increased $9.0 million or 3.2% during the six month period ended June 30, 1999. This increase was due primarily to a $6.8 million increase or 4.6% in the Company's loan portfolio and a $1.8 million increase or 1.5% in securities. During the six month period ended June 30, 1999 the Company originated and purchased $36.9 million in loans, offset by loan principal payments and loan sales of $30.0 million. The Company is currently selling substantially all newly originated fixed rate residential mortgage loans and retaining the servicing on these loans. Total securities amounted to $121.7 million at June 30, 1999, an increase of $1.8 million or 1.5% from December 31, 1998. The Company's mortgage backed securities portfolio is included in securities and amounted to $75.6 million at June 30, 1999, a net decrease of $11.0 million from December 31, 1998.

At June 30, 1999, the Company's allowance for loan losses amounted to $1,329,000 as compared to $1,176,000 at December 31, 1998. The Company's allowance for loan losses at June 30, 1999 represented approximately .87% of the total gross loan portfolio and 197% of non-performing loans. At June 30, 1999 non-performing loans amounted to $673,000 as compared to $1,016,000 as of December 31, 1998. Real estate owned amounted to $235,000 at June 30, 1999 as compared to $90,000 as of December 31, 1998.

Total liabilities increased $10.6 million or 4.1% during the six month period ended June 30, 1999. Federal Home Loan Bank ("FHLB") advances at June 30, 1999 amounted to $60.8 million, an increase of $6.0 million or 10.9% from December 31, 1998. This reflects a continuation of the Company's strategy of using funding sources other than retail deposits to partially support asset growth. Deposits amounted to $207.0 million at June 30, 1999, an increase of $4.6 million, reflecting a continuation of strong growth in the Ithaca and Canandaigua markets. Deposit accounts subject to daily repricing (passbook, money market deposit and NOW accounts) increased by $1.5 million and time deposit account balances increased by $3.1 million during the six month period ended June 30, 1999.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 1999
--------------------------------

The Company recorded net income of $300,000 for the three month period ended June 30, 1999 as compared to net income of $276,000 for the three month period ended June 30, 1998.

The Company's net interest income is determined by its interest rate spread (i.e. the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Total interest income increased by $436,000 or 9.6%, to $5.0 million for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This increase is primarily related to increased volumes of loans and securities. Total interest expense increased by $220,000 or 8.1%, to $3.0 million for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This resulted in a net increase in net interest income of $216,000 or 11.9%. This increase in net interest income is primarily the result of the Company's current strategy of generating asset growth through increased loan production while controlling funding costs.

Provision for loan losses was $50,000 and $60,000 for the three month periods ended June 30, 1999 and June 30, 1998, respectively, reflecting management's estimation of additions required to maintain an overall loan loss allowance adequate for the risk in the loan portfolio.

Other operating income increased by $41,000 or 12.7%, to $363,000 for the three month period ended June 30, 1999, as compared to the three month period ended June 30, 1998. Service charge income increased by $67,000 or 34.9%, reflecting increased sales of non-deposit investment products, as well as from new fee structures for automated teller machine activity. The net gain from sales of securities decreased by $37,000. Net gain on sale of loans increased by $26,000, primarily representing the recognition of mortgage servicing income on fixed rate loans originated and sold to FNMA, with servicing retained.

Operating expenses increased by $227,000 or 14.0%, to $1.9 million for the three month period ended June 30, 1999, as compared to the three month period ended June 30, 1998. This increase consisted primarily of an increase in salaries and benefits expense of $65,000 and an increase in office occupancy and equipment expense of $55,000. Increases in salaries and benefits expense and office occupancy and equipment expense relate primarily to the new branch office in Canandaigua which opened in the second quarter of 1998.

Professional fees increased by $39,000 or 67.2%, to $97,000, relating in part to $18,000 paid to network and telecommunication consultants. Real estate owned expense increased $39,000 reflecting the Company's ongoing maintenance of foreclosed assets. Data processing expenses increased $9,000 or 40.9%. This increase is related to the additional processing costs associated with the new branch office in Canandaigua.

Income tax expense of $200,000 was recorded for the three months ended June 30, 1999, based on income before taxes of $500,000, and income tax expense of $184,000 was recorded for the three months ended June 30, 1998, based on income before taxes of $460,000. The Company's effective tax rate was 40.0% for the three months ended June 30, 1999 and 1998.

SIX MONTHS ENDED JUNE 30, 1999
------------------------------

The Company recorded net income of $573,000 for the six month period ended June 30, 1999 as compared to net income of $542,000 for the six month period ended June 30, 1998. This represents an increase of 5.7% or $31,000.

The Company's total interest income for the six month period ended June 30, 1999 was $9.9 million, as compared to $9.0 million for the same period last year. This increase of $.9 million is primarily due to the increased level of loan growth during the first six months of 1999.

Total interest expense for the six month period ended June 30, 1999 was $5.9 million, as compared to $5.3 million for the same period last year. Interest expense for deposits increased $200,000 or 4.8%, while interest expense for borrowed funds increased $300,000 or 25.2%. The increased interest expense for borrowed funds relates directly to the increased levels of Federal Home Loan Bank advances maintained by the Company.

Net interest income for the six month period ended June 30, 1999 was $4.0 million, as compared to $3.6 million for the same period last year. This increase of $400,000 is primarily the result of the Company's current strategy of continued asset growth offset by lower cost funding sources.

Provision for loan losses was $125,000 and $120,000 for the six months ended June 30, 1999 and 1998, respectively. Management continues to monitor and maintain an overall loan loss allowance which it believes is adequate for the risk in the loan portfolio.

Other operating income was $666,000 for the six months ended June 30, 1999, as compared to $571,000 for the same period last year, an increase of $95,000 or 16.6%. Gains on sale of securities decreased $94,000 as compared to the same period last year. Net gain on sale of loans increased $100,000 as compared to the same period last year, primarily due to the recognition of mortgage servicing income on fixed rate loans originated and sold to FNMA, with servicing retained. Service charges totaled $475,000 for the six months ended June 30, 1999, as compared to $360,000 for the same period last year. This increase reflects increased service charges on deposit accounts and insufficient funds charges, as well as an overall increase in the number of checking accounts serviced. Income from the sale of annuities and mutual funds from the investment subsidiary of the Company increased to $98,000 up $12,000 from the same period last year.

Operating expenses for the six month periods ended June 30, 1999 and June 30, 1998 were $3.6 million and $3.2 million respectively. This increase of $400,000 or 12.5% is primarily due to increased salary and employee benefits costs of $154,000, relating to the opening of a new branch office in Canandaigua, New York during the second quarter of 1998. Also related to the new branch office is increased office occupancy and equipment expenses of $120,000 or 21.3%. Professional fees increased $29,000 or 19.1% primarily relating to expense paid to consultants regarding network and telecommunications issues. Data processing expenses for the six month period ended June 30, 1999 were $68,000 as compared to $45,000 for the same period last year. This is primarily due to the additional processing costs associated with the new branch office.

Income tax expense of $382,000 was recorded for the six months ended June 30, 1999, based on income before taxes of $955,000, and income tax expense of $359,000 was recorded for the six months ended June 30, 1998, based on income before taxes of $901,000. The Company's effective tax rates were 40.0% and 39.8% for the six months ended June 30, 1999 and 1998, respectively.

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

During 1998, the Company conducted an assessment of the computer hardware currently in place in each of its locations. The assessment included testing of all computers for Year 2000 compliance. Substantially all of the computers were Year 2000 compliant, and those which were not have been replaced or modified. The cost associated with this assessment was approximately $51,500, and was expensed as incurred. The incremental cost to the Company of achieving Year 2000 compliance has been estimated to be $110,000 for 1999, of which $49,400 has been incurred year to date.

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

The largest mission-critical area is the Company's core processing system. In order to test this core processing system for Year 2000 compliance, a separate and distinct database was created. Test scripts were utilized to perform transactions, test calculations, review reports, and document observations. To date, transactions have been processed through April 30, 2000, and no errors have occurred relating to the Year 2000 data change.

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

Management believes it is critical that the Company's customers are informed about the Year 2000 issue as well as the Company's progress toward compliance. Employee training as it relates to customer issues has been mandatory, and will continue throughout 1999. A customer newsletter, which contains information regarding the Company's progress, was sent to the Company's customers during the first quarter. Updates will continue throughout 1999.

The Company has been finalizing the contingency planning with respect to the Year 2000 data change, and believes that if any mission-critical system should fail, conversion to a manual system could be accomplished without significant losses. The Company has secured alternative power sources, which will reduce exposure to power interruptions should they occur. The Company also intends to maintain additional cash on hand to meet any unusual withdrawal demands.

The estimated costs and the timing of achieving compliance are Management's best estimates based on current assessments, the cost and availability of trained personnel, and of third party resources. The estimated costs and timing are also dependent upon the success of suppliers in delivering compliant products and services to the Company. There can be no assurance that future results will not be materially different from the plan.

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

The OTS requires the Company to measure interest rate risk by computing estimated changes in the net portfolio value ("NPV") of cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. These computations estimate the effect on NPV of sudden and sustained 1% to 3% increases and decreases in market interest rates. The Company's board of directors has adopted an interest rate risk policy which establishes minimum NPV ratios (i.e. the ratio of NPV to the preset value of assets) in the event of 1%, 2% and 3% increases and decreases in market interest rates, respectively. The following table sets forth those policy guidelines and certain calculations, based on information provided to the Company by the OTS, with respect to the sensitivity of NPV to changes in market interest rates at March 31, 1999 (date of latest available data):

                        CHANGE IN                                   MINIMUM NPV RATIOS
                  MARKET INTEREST RATES             Policy Guidelines (1)             Computation
                                                    ---------------------             -----------

                           +3%                               6.00%                       5.88%
                           +2%                               6.50%                       7.13%
                           +1%                               7.00%                       8.12%
                            0%                               7.50%                       8.86%
                           -1%                               7.00%                       9.15%
                           -2%                               6.50%                       9.19%
                           -3%                               6.00%                       9.33%

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

         Item 2   Changes in Securities and Use of Proceeds
                  -----------------------------------------
                  None

         Item 3   Defaults Upon Senior Securities
                  -------------------------------
                  None

         Item 4   Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------


                  (a) An annual meeting of shareholders of the Company was held on April 22, 1999 ("Annual Meeting")

                  (b)    Not applicable

                  (c) There were 3,511,519 shares of common stock of the company represented either in person or by proxy at the annual meeting, which constituted a quorum. There were 3,570,000 shares of common stock eligible to be voted on each of the proposals.

                         (1)    Election of directors for a three-year term

                                                              For              Withheld
                                                              ---              --------
                                Chris M. Hansen              3,346,607          164,912
                                Joan C. Rogers               3,346,607          164,912
                                Ralph E. Springstead         3,346,607          164,912

                                In addition, the following directors are continuing in office:

                                G. Thomas Bowers           Ronald C. Long
                                Michael J. Hanna           Bernard G. Lynch
                                Richard J. Harrison        Arthur W. Pearce
                                James E. Hunter

                         (2) Proposal to ratify the appointment of KPMG LLP as the Company's independent auditors for the year ending December 31, 1999.

                                       For             Against        Abstained
                                       ---             -------        ---------
                                    3,486,731           17,080         7,708

                         (3) Shareholder proposal to promptly take the necessary steps to achieve a sale or merger of the Company.

                                  For        Against      Abstained      Unvoted
                                  ---        -------      ---------      -------
                                438,155     2,827,726       5,540        239,898



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




Date:    August 12, 1999                By:      /s/G. Thomas Bowers
                                                 -------------------
                                                 G. Thomas Bowers
                                                 Chairman, President and Chief
                                                 Executive Officer


Date:    August 12, 1999                By:      /s/Terry L. Hammond
                                                 -------------------
                                                 Terry L. Hammond
                                                 Executive Vice President and
                                                 Chief Financial Officer

                                INDEX TO EXHIBITS

(2)      PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR
         SUCCESSION

         (a) Agreement and Plan of Reorganization among Savings Bank of the Finger Lakes, FSB, Finger Lakes Financial Corp., and Finger Lakes Interim Savings Bank. (3)

(3)      (I)      ARTICLES OF INCORPORATION

                  (a)      Federal Stock Charter of Finger Lakes Financial Corp.
                           (3)

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

         (e) Modified Supplemental Pension Agreement, as amended, between the Registrant and Ralph E. Springstead (2)

         (f) Modified Supplemental Pension Agreement between the Registrant and G. Thomas Bowers (2)

         (g)      Agreement between the Registrant and Terry L. Hammond (2)

         (h)      Agreement between the Registrant and Thomas A. Mayfield (2)

         (i)      Restated Deferred Compensation Plan for Directors (4)

         (j) Amendment dated June 22, 1998 to Supplemental Retirement Agreement between the Registrant and G. Thomas Bowers (4)

         (k) Split Dollar Agreement between the Registrant and G. Thomas Bowers (4)

         (l) Amendment dated June 22, 1998 to Supplemental Retirement Agreement between the Registrant and Ralph E. Springstead (4)

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