Form 10-Q
period 1999-09-30
FINGER LAKES FINANCIAL CORP
filed 1999-11-15
CIK 1062423

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                     ---------------------------------------

                                    FORM 10-Q

                                   (Mark One)

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         |X|      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                                 ------------------
                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________  to  ________

                        COMMISSION FILE NUMBER 000-24809
                        --------------------------------

                          FINGER LAKES FINANCIAL CORP.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

        UNITED STATES                                      16-1551047
-------------------------------                       -----------------------
(State or other jurisdiction of                         (I.R.S. Employer
(incorporation or organization)                       Identification Number)

470 EXCHANGE STREET, GENEVA, NEW YORK                        14456
---------------------------------------               -----------------------
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code:  (315) 789-3838
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                  ---    ---
                  Number of shares of common stock outstanding
                            as of September 30, 1999

  COMMON STOCK, $.01 PAR VALUE                            3,570,000
  ----------------------------                            ---------
            Class                                        Outstanding

                          FINGER LAKES FINANCIAL CORP.

                                    Form 10-Q


                                      INDEX

                                                                                         Page
PART I -  FINANCIAL INFORMATION

          Item 1 - Financial Statements (unaudited):

                   Consolidated Statements of Financial Condition
                            at September 30, 1999 and December 31, 1998                  3
                   Consolidated  Statements of Income
                            for the three and nine month periods ended
                            September 30, 1999 and September 30, 1998                    4
                   Consolidated  Statements of Cash Flows
                            for the nine month periods ended
                            September 30, 1999 and September 30, 1998                    5, 6
                   Consolidated  Statements of Changes in Stockholders' Equity
                            and Comprehensive Income/(Loss) for the nine month
                            period ended September 30, 1999                              7

                   Notes to Consolidated Financial Statements                            8, 9

          Item 2 - Management's Discussion and Analysis of
                            Financial Condition and Results of Operations                10 - 15

          Item 3 - Quantitative & Qualitative Disclosure about
                            Market Risk                                                  16

PART II -  OTHER INFORMATION

          Item 1 - Legal Proceedings                                                     17
          Item 2 - Changes in Securities and Use of Proceeds                             17
          Item 3 - Defaults Upon Senior Securities                                       17
          Item 4 - Submission of Matters to a Vote of Security Holders                   17
          Item 5 - Other Information                                                     17
          Item 6 - Exhibits and Reports on Form 8-K                                      17

          Signatures                                                                     18

          Index to Exhibits                                                              19, 20


Item 1 - Financial Statements

                          FINGER LAKES FINANCIAL CORP.
                          ----------------------------

                 Consolidated Statements of Financial Condition
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                 September 30,                        December 31,
                                                                 -------------                        ------------
                                                                     1999                                1998
                                                                     ----                                ----
Assets
------

Cash and due from banks                                        $       4,330                                 4,375
Securities available for sale, at fair value                         123,121                               115,333
Securities held to maturity, fair value
     of $1,486 at September 30, 1999 and
     $4,663 at December 31, 1998                                       1,508                                 4,640

Loans                                                                157,841                               146,311
         Less allowance for loan losses                                1,351                                 1,176
                                                               -----------------                  --------------------
Net loans                                                            156,490                               145,135

Accrued interest receivable                                            2,256                                 1,908
Federal Home Loan Bank Stock, at cost                                  3,415                                 2,941
Premises and equipment, net                                            4,252                                 4,556
Other assets                                                           5,361                                 3,488
                                                               -----------------
                                                                                                  ====================
         Total assets                                          $     300,733                               282,376
                                                               =================                  ====================

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
     Deposits                                                  $     209,457                               202,434
     Advances from Federal Home Loan Bank                             68,004                                54,815
     Other liabilities                                                 3,185                                 3,163
                                                               -----------------                  --------------------
         Total liabilities                                           280,646                               260,412
                                                               -----------------                  --------------------

Stockholders' Equity:
     Preferred Stock; authorized 10,000,000
       shares; issued and outstanding - none                             ---                                   ---
     Common Stock, $.01 par value; 20,000,000
       shares authorized; 3,570,000 shares
       issued and outstanding                                             36                                    36
     Additional paid-in capital                                        4,782                                 4,749
     Retained earnings                                                17,972                                17,240
     Accumulated other comprehensive income (loss)                     (2,513)                                 156
     Unallocated shares of ESOP                                          (190)                                 (217)
                                                               -----------------                  --------------------

         Total stockholders' equity                                   20,087                                21,964
                                                               -----------------                  --------------------

Total liabilities and stockholders' equity                     $     300,733                               282,376
                                                               =================                  ====================


See accompanying notes to consolidated financial statements

                          FINGER LAKES FINANCIAL CORP.
                          ----------------------------

                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)

                                                           Three Months                            Nine Months
                                                        Ended September 30,                     Ended September 30,
                                               -------------------------------------     -------------------------------------
                                                     1999                1998                 1999                 1998
                                               -----------------    ----------------     ----------------     ----------------
      Interest income:
           Loans                               $      3,086               2,802                8,988                7,959
           Securities                                 2,121               1,882                6,075                5,715
           Other                                          1                   9                    3                   12
                                               ----------------     ----------------     ---------------      ----------------
                                                      5,208               4,693               15,066               13,686
                                               ----------------     ----------------     ---------------      ----------------

      Interest expense:
           Deposits                                   2,179               2,272                6,516                6,429
           Borrowings                                   871                 613                2,394                1,803
                                               ----------------     ----------------     ---------------      ----------------
                                                      3,050               2,885                8,910                8,232
                                               ----------------     ----------------     ---------------      ----------------

               Net interest income                    2,158               1,808                6,156                5,454

      Provision for loan losses                          35                  60                  160                  180
                                               ----------------     ----------------     ---------------      ----------------

      Net interest income after provision
           for loan losses                            2,123               1,748                5,996                5,274
                                               ----------------     ----------------     ---------------      ----------------

      Other operating income:
           Service charges                              261                  200                  736                 560
           Net gain (loss) on sale of                     4                 (92)                   77                  75
           securities
           Net gain on sale of loans                     42                 177                   160                 195
           Other                                          9                  10                     9                  36
                                               ----------------     ----------------     ---------------      ----------------
                                                        316                 295                  982                  866
                                               ----------------     ----------------     ---------------      ----------------

      Operating expenses:
           Salaries and employee benefits               858                 850                2,612                2,450
           Office occupancy and equipment               349                 310                1,032                  873
           Deposit insurance premiums                    30                  28                   90                   85
           Professional fees                             89                  97                  270                  277
           Marketing and advertising                     46                  85                  181                  208
           Data processing                               46                  26                  114                   71
           Real estate owned                             55                   9                  118                   37
           Other                                        333                 266                  973                  866
                                               ----------------     ----------------     ---------------      ----------------
                                                      1,806               1,671                5,390                4,867
                                               ----------------     ----------------     ---------------      ----------------

      Income before income taxes                        633                 372                1,588                1,273

      Income taxes                                      260                 142                  642                  501
                                               ----------------     ----------------     ---------------      ----------------

      Net income                               $        373                 230                  946                  772
                                               ================     ================     ===============      ================

      Earnings per common share - basic        $       0.10                0.06                 0.26                 0.22
                                               ================     ================     ===============      ===============

      Earnings per common share - diluted      $       0.10                0.06                 0.26                 0.21
                                               ================     ================     ===============      ===============

           See accompanying notes to consolidated financial statements

                          FINGER LAKES FINANCIAL CORP.

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                          Nine Months
                                                                      Ended September 30,

                                                                   1999                 1998
                                                              ----------------     ----------------
Cash flows from operating activities:
Net income                                                    $       946                  772
  Adjustments to reconcile net income
  to net cash provided  (used) by
  operating activities:
     Depreciation and amortization                                    499                  431
     Amortization of loan fees,
       discounts and premiums                                         (82)                 236
     Provision for loan losses                                        160                  180
     Net gain on sale of securities                                   (77)                 (75)
     Net gain on sale of loans                                       (160)                (195)
     Net loss (gain) from sale of real
       estate owned                                                     6                  (20)
     Proceeds from sale of loans held for sale                     11,292               14,134
     Loans originated for sale                                    (11,752)                  --
     Decrease/(increase) in accrued
       interest receivable                                           (348)                  32
     Decrease/(increase) in other assets                              (35)                  59
     Increase/(decrease) in other liabilities                          54                  (58)
                                                                 -------------        -------------

Net cash provided by operating activities                             503               15,496
                                                                 -------------        -------------

Cash flows from investing activities:
  Proceeds from maturities of and principal
     collected on securities available for
     sale                                                          22,821               21,266
  Proceeds from maturities of and
     principal collected on securities
     held to maturity                                               4,005                7,700
  Proceeds from sales of securities
     available for sale                                            16,360               42,668
  Purchases of securities available for
     sale                                                         (51,330)             (79,915)
   Purchase of securities held to maturity                           (868)                  --
  Loans originated and purchased                                  (38,556)             (55,953)
  Principal collected on loans                                     27,475               21,946
  Proceeds from sale of real estate owned                             189                  175
  Purchases of FHLB stock                                            (474)                (403)
  Purchases of premise and equipment, net                            (195)              (1,372)
                                                                 -------------        -------------

Net cash used in investing activities                             (20,573)             (43,888)
                                                                 -------------        -------------


                                                                     (continued)

                          FINGER LAKES FINANCIAL CORP.
                          ----------------------------

                Consolidated Statements of Cash Flows, continued
                                 (in thousands)
                                   (unaudited)


                                                                           Nine Months
                                                                       Ended September 30,

                                                                    1999                 1998
                                                               ----------------     ----------------
 Cash flows from financing activities:
   Net increase (decrease) in savings
      and demand accounts                                      $     4,509                 (202)
   Net increase in time deposits                                     2,514               17,609
     Net short term advance/(repayment) from FHLB                    3,900              (20,608)
   Long term advances from FHLB                                     20,000               33,000
     Repayments of long term advances from FHLB                    (10,711)              (2,668)
   Principal payments of ESOP debt                                     ---                  (27)
   Release of unallocated ESOP common
      stock                                                             27                   27
   Dividends on common stock                                          (214)                (200)
                                                                  -------------        -------------

      Net cash provided by financing
        activities                                                  20,025               26,931
                                                                  -------------        -------------

 Net decrease in cash and cash equivalents                                                                          ,
                                                                       (45)              (1,461)


 Cash and cash equivalents at beginning of
   period                                                            4,375                4,394
                                                                  -------------        -------------

 Cash and cash equivalents at end of
   period                                                      $     4,330                2,933
                                                                  =============        =============

 Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                 $     8,917                8,025
      Income taxes                                                     316                  435

   Non-cash investing activities:
      Change in net unrealized gain or loss on
           securities available for sale, net of taxes              (2,669)                  85
      Transfer of loans to real estate owned                   $       210                  233


See accompanying notes to consolidated financial statements

                          FINGER LAKES FINANCIAL CORP.
          Consolidated Statement of Changes in Stockholders' Equity and
                          Comprehensive Income/(Loss)
                                 (in thousands)
                                   (unaudited)

                                                      Additional                Accumulated Other
                                           Common     Paid - in     Retained     Comprehensive        Unallocated
                                           Stock       Capital      Earnings      Income/(Loss)      Shares of ESOP     Total
                                           ------     ----------    --------    -----------------    --------------     ------
Balance at December 31, 1998               $  36        4,749        17,240           156                (217)          21,964

Comprehensive income (loss):
  Net income                                  --           --           946            --                  --              946

  Change in net unrealized losses on
       securities, net of taxes               --           --            --        (2,669)                 --           (2,669)

Total comprehensive income (loss)
                                                                                                                        (1,723)
Allocation of shares under ESOP               --           33            --            --                  27               60

Cash dividends declared, $.18 per share*      --           --          (214)           --                  --             (214)
                                           ---------   ---------     --------     ----------         ------------    ------------

Balance at September 30, 1999              $  36        4,782        17,972        (2,513)               (190)          20,087
                                           =========   =========     ========     ==========         ============    ============


Disclosure of reclassification
------------------------------
adjustments
-----------
Unrealized holding losses arising during period, net of                         $  (2,623)
taxes
Less: reclassification adjustment for gains included in net income, net of            (46)
                                                                                      ----
taxes
Change in unrealized losses on securities available for sale, net of taxes      $  (2,669)
                                                                                ==========

*Finger Lakes Financial Corporation, M.H.C., which owns 2,389,948 shares of stock in the Company, waived receipt of its dividend thereby reducing the actual dividend payment to the amount shown above. The amount of dividends waived by the mutual holding company was $430,200 for the nine months ended September 30, 1999.

See accompanying notes to consolidated financial statements.

FINGER LAKES FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1)      BASIS OF PRESENTATION

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments consisting of only normal recurring adjustments or accruals which are necessary for a fair presentation of the financial statements have been made at and for the three and nine months ended September 30, 1999 and 1998. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results which may be expected for an entire fiscal year.

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

(3)      EARNINGS PER SHARE

         Basic earnings per share for the three and nine month periods ended September 30, 1999 and 1998 was computed by dividing net income by the weighted average number of total common shares outstanding during the period and contingently issuable shares. Diluted earnings per share reflects the effects of common stock issuable upon exercise of dilutive options and stock grants.

(4)      DIVIDENDS

         On January 20, 1999 the Mutual Holding Company notified the Office of Thrift Supervision (OTS) of its intention to waive the right to receive dividends on its shares of the Company's common stock for the four-quarter period beginning with the quarter ended December 31, 1998.

         The Company declared a regular cash dividend of $.06 per share on July 19, 1999 payable August 12, 1999 to stockholders of record August 2, 1999.


(5)      EARNINGS PER SHARE RECONCILIATION

         The following table is a reconciliation of the numerator and denominator used in calculating the Company's basic and diluted earnings per share, (in thousands, except earnings per share):

                                                For the three months                    For the nine months
                                              ended September 30, 1999                ended September 30, 1999
                                              ------------------------                ------------------------

                                            Basic               Diluted               Basic               Diluted
                                            -----               -------               -----               -------

Net Income                             $       373                  373                  946                  946
                                       ----------------     ----------------     ----------------    -----------------

Weighted average shares                      3,570                3,570                3,570                3,570
Contingently issuable shares                    25                   25                   22                   22
Stock options                                  ---                   18                  ---                   24
Stock grants                                   ---                   22                  ---                   25
                                       ----------------     ----------------     ----------------    -----------------

Total weighted average shares,
     options and grants                      3,595                3,635                3,592                3,641
                                       ================     ================     ================    =================

Earnings Per Share                     $      0.10                 0.10                 0.26                 0.26
                                       ================     ================     ================    =================

                                                For the three months                    For the nine months
                                              ended September 30, 1998                ended September 30, 1998
                                              ------------------------                ------------------------


                                            Basic               Diluted               Basic               Diluted
                                            -----               -------               -----               -------

Net Income                             $       230                  230                  772                  772
                                       ----------------     ----------------     ----------------    -----------------

Weighted average shares                      3,570                3,570                3,570                3,570
Contingently issuable shares                     7                    7                    7                    7
Stock options                                  ---                   43                  ---                   47
Stock grants                                   ---                   40                  ---                   38
                                       ----------------     ----------------     ----------------    -----------------

Total weighted average shares,
     options and grants                      3,577                3,660                3,577                3,662
                                       ================     ================     ================    =================

Earnings Per Share                     $      0.06                 0.06                 0.22                 0.21
                                       ================     ================     ================    =================


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

CHANGES IN FINANCIAL CONDITION
------------------------------

At September 30, 1999, the Company's total assets, liabilities and stockholders' equity amounted to $300.7 million, $280.6 million, and $20.1 million, respectively, compared to $282.4 million, $260.4 million and $22.0 million, respectively, at December 31, 1998. Total assets increased $18.3 million or 6.5% during the nine month period ended September 30, 1999. This increase was due primarily to an $11.5 million or 7.9% increase in the Company's loan portfolio and a $4.7 million or 3.9% increase in securities. During the nine month period ended September 30, 1999 the Company originated and purchased $50.3 million in loans, partially offset by loan principal payments and loan sales of $38.8 million. The Company is currently selling substantially all newly originated fixed rate residential mortgage loans and retaining the servicing on these loans. Total securities amounted to $124.6 million at September 30, 1999, an increase of $4.7 million or 3.9% from December 31, 1998. The Company's mortgage backed securities portfolio is included in securities and amounted to $72.7 million at September 30, 1999, a net decrease of $13.9 million from December 31, 1998. This decrease was offset by an increase of $21.7 million in corporate, agency and municipal securities.

At September 30, 1999, the Company's allowance for loan losses amounted to $1,351,000 as compared to $1,176,000 at December 31, 1998. The Company's allowance for loan losses at September 30, 1999 represented approximately .86% of the total gross loan portfolio and 183% of non-performing loans. At September 30, 1999 non-performing loans amounted to $740,000 as compared to $1,016,000 as of December 31, 1998. Real estate owned amounted to $99,000 at September 30, 1999 as compared to $90,000 as of December 31, 1998.

Total liabilities increased $20.2 million or 7.8% during the nine month period ended September 30, 1999. Federal Home Loan Bank ("FHLB") advances at September 30, 1999 amounted to $68.0 million, an increase of $13.2 million or 24.1% from December 31, 1998. This reflects a continuation of the Company's strategy of using funding sources other than retail deposits to partially support asset growth. Deposits amounted to $209.5 million at September 30, 1999, an increase of $7.0 million, reflecting a continuation of steady growth in the Ithaca and Canandaigua markets. Deposit accounts subject to daily repricing (passbook, money market deposit and NOW accounts) increased by $4.5 million and time deposit account balances increased by $2.5 million during the nine month period ended September 30, 1999.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1999
-------------------------------------

The Company recorded net income of $373,000 for the three month period ended September 30, 1999 as compared to net income of $230,000 for the three month period ended September 30, 1998.

The Company's net interest income is determined by its interest rate spread (i.e. the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Total interest income increased by $515,000 or 11.0%, to $5.2 million for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This increase is primarily related to increased volumes of loans and securities. Total interest expense increased by $165,000 or 5.7%, to $3.0 million for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This resulted in a net increase in net interest income of $350,000 or 19.4%. This increase in net interest income is primarily the result of the Company's current strategy of generating asset growth through increased loan production while controlling funding costs.

Provision for loan losses was $35,000 and $60,000 for the three month periods ended September 30, 1999 and September 30, 1998, respectively, reflecting management's estimation of additions required to maintain an overall loan loss allowance adequate for the risk in the loan portfolio.

Other operating income increased by $21,000 or 7.1%, to $316,000 for the three month period ended September 30, 1999, as compared to the three month period ended September 30, 1998. Service charge income increased by $61,000 or 30.5%, reflecting increased sales of non-deposit investment products, as well as new fee structures for automated teller machine activity. The net gain (loss) from sales of securities was $4,000 for the quarter ended September 30, 1999 and ($92,000) for the comparative quarter ended September 30, 1998. Net gain on sale of loans decreased by $135,000 to $42,000, primarily representing the recognition of mortgage servicing assets on $9.5 million of fixed rate loans originated and sold in the third quarter of 1998, with servicing retained.

Operating expenses increased by $135,000 or 8.1%, to $1.8 million for the three month period ended September 30, 1999, as compared to the three month period ended September 30, 1998, due primarily to increases in office occupancy and equipment, real estate owned expenses, and data processing expenses. Increases in office occupancy and equipment expense of $39,000 relate primarily to start-up costs for the new branch office in Canandaigua which opened in the second quarter of 1998. Real estate owned expense increased $46,000 reflecting the Company's ongoing maintenance of foreclosed assets, including additional reserves of $25,000 relating to the extension of negotiations with the New York State Department of Environmental Conservation regarding an environmental remediation process. Data processing expenses increased $20,000, relating to the additional processing costs associated with the new branch office in Canandaigua, as well as communication upgrades to our Ithaca markets. Other operating expenses increased $67,000 for the three month period ended September 30, 1999, as compared to the same period last year. This is primarily due to start-up costs associated with the introduction of a debit card product, as well as increased telephone costs of $11,000. Marketing and advertising expenses decreased $39,000 or 45.9% for the three month period ended September 30, 1999, as compared to the same period last year. This decrease is due primarily to higher promotional costs in 1998 relating to the new branch office in Canandaigua.

Income tax expense of $260,000 was recorded for the three months ended September 30, 1999, based on income before taxes of $633,000, and income tax expense of $142,000 was recorded for the three months ended September 30, 1998, based on income before taxes of $372,000. The Company's effective tax rate was 41.1% for the three months ended September 30, 1999 and 38.2% for the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999
------------------------------------

The Company recorded net income of $946,000 for the nine month period ended September 30, 1999 as compared to net income of $772,000 for the nine month period ended September 30, 1998. This represents an increase of 22.5% or $174,000.

The Company's total interest income for the nine month period ended September 30, 1999 was $15.1 million, as compared to $13.7 million for the same period last year. The following table provides an analysis of the increase/(decrease) in interest income for the period due to rate versus volume:

                                      Nine Months Ended September 30,
                                              1999 vs. 1998
                                              ($ in 000's)
                                      -------------------------------

                                       Increase/(Decrease)
                                            Due to
                                       Rate         Volume      Total Increase
                                       ----         ------      --------------

Loans, net                              (777)        1,806         1,029
Securities                              (226)          577           351
                                        -----          ---           ---

Total interest - earning assets     $ (1,003)        2,383         1,380

Total interest expense for the nine month period ended September 30, 1999 was $8.9 million, as compared to $8.2 million for the same period last year. Interest expense for deposits increased $87,000 or 1.4%, while interest expense for borrowed funds increased $591,000 or 32.8%. The increased interest expense for borrowed funds relates directly to the increased levels of Federal Home Loan Bank advances maintained by the Company.

Net interest income for the nine month period ended September 30, 1999 was $6.2 million, as compared to $5.5 million for the same period last year. This increase of $700,000 is primarily the result of the Company's current strategy of continued asset growth offset by lower cost funding sources.

Provision for loan losses was $160,000 and $180,000 for the nine months ended September 30, 1999 and 1998, respectively. Management continues to monitor and maintain an overall loan loss allowance which it believes is adequate for the risk in the loan portfolio.

Other operating income was $982,000 for the nine months ended September 30, 1999, as compared to $866,000 for the same period last year, an increase of $116,000 or 13.4%. Gains on sale of securities increased $2,000 as compared to the same period last year. Net gain on sale of loans decreased $35,000 as compared to the same period last year, primarily due to the sale of fewer fixed rate loans originated and sold to FNMA in 1999. Service charges totaled $736,000 for the nine months ended September 30, 1999, as compared to $560,000 for the same period last year. This increase reflects increased service charges on deposit accounts of $153,000. Income from the sale of annuities and mutual funds from the investment subsidiary of the Company increased to $131,000, up $12,000 from the same period last year.

Operating expenses for the nine month periods ended September 30, 1999 and September 30, 1998 were $5.4 million and $4.9 million, respectively. This increase of $523,000 or 10.7% is primarily due to increased salary and employee benefits costs of $162,000, relating to the opening of a new branch office in Canandaigua, New York during the second quarter of 1998. Also related to the new branch office is increased office occupancy and equipment expenses of $159,000 or 18.2%. Data processing expenses for the nine month period ended September 30, 1999 were $114,000 as compared to $71,000 for the same period last year. This is primarily due to the additional processing costs associated with the new branch office, and communications upgraded to two branches in Ithaca. Real estate owned expense increased to $118,000, up from $37,000 at September 30, 1998, reflecting the Company's ongoing maintenance of foreclosed assets, including an additional reserves of $50,000 relating to the extension of negotiations with the New York State Department of Environmental Conservation regarding an environmental remediation process.

Income tax expense of $642,000 was recorded for the nine months ended September 30, 1999, based on income before taxes of $1,588,000, and income tax expense of $501,000 was recorded for the nine months ended September 30, 1998, based on income before taxes of $1,273,000. The Company's effective tax rates were 40.4% and 39.4% for the nine months ended September 30, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES - The Company's primary sources of funds are deposits, proceeds from the principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of fixed-rate mortgage loans to the secondary market, and borrowings. While maturities and scheduled amortizations of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, and mortgage loan sales are influenced by general interest rates, economic conditions, and competition. In the event the Company requires funds beyond what it is able to generate internally, additional sources of funds are available through the use of short term funds from the Federal Home Loan Bank ("FHLB").

The Company had a net increase in total deposits of $7.0 million from December 31, 1998 to September 30, 1999. At September 30, 1999, total borrowings amounted to $68.0 million, consisting of $19.9 million in short term advances and $48.1 million in long term advances from the FHLB. Advances are collateralized by the company's residential mortgage loan portfolio, specific securities in the Company's investment portfolio and FHLB common stock. As of September 30, the Company had an additional $10.9 million available under a variable rate line of credit agreement with the FHLB.

The Company had outstanding loan commitments of $4.5 million at September 30, 1999. The Company anticipates that there will be sufficient funds available to meet current loan commitments. Certificates of deposit which are scheduled to mature in one year of less from September 30, 1999 total $96.1 million. Based on historical experience, the Company believes that a significant portion of maturing deposits will remain at the institution.

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

During 1998, the Company conducted an assessment of the computer hardware currently in place in each of its locations. The assessment included testing of all computers for Year 2000 compliance. Substantially all of the computers were Year 2000 compliant, and those which were not have been replaced or modified. The cost associated with this assessment was approximately $51,500, and was expensed as incurred. The incremental cost to the Company of achieving Year 2000 compliance has been estimated to be $110,000 for 1999, of which $100,000 has been incurred year to date.

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

The largest mission-critical area is the Company's core processing system. In order to test this core processing system for Year 2000 compliance, a separate and distinct database was created. Test scripts were utilized to perform transactions, test calculations, review reports, and document observations. Transactions have been processed through April 30, 2000, and no errors have occurred relating to the Year 2000 data change. Additional testing will be performed as deemed necessary.

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

Management believes it is critical that the Company's customers are informed about the Year 2000 issue as well as the Company's progress toward compliance. Employee training as it relates to customer issues has been mandatory, and will continue throughout 1999. A customer newsletter, which contains information regarding the Company's progress, was sent to the Company's customers during the first and third quarters. Customer information meetings were conducted during the month of October, at various branch locations.

The Company has been finalizing the contingency planning with respect to the Year 2000 date change, and believes that if any mission-critical system should fail, conversion to a manual system could be accomplished without significant losses. A test of this plan was successfully completed during the third quarter. The Company has secured alternative power sources, which will reduce exposure to power interruptions should they occur. The Company also intends to maintain additional cash on hand to meet any unusual withdrawal demands. In addition, our compliance with Year 2000 directives and guidelines issued by the Federal Financial Institutions Examination Council ("FFIEC") has been reviewed by the Office of Thrift Supervision.

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

The OTS requires the Company to measure interest rate risk by computing estimated changes in the net portfolio value ("NPV") of cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. These computations estimate the effect on NPV of sudden and sustained 1% to 3% increases and decreases in market interest rates. The Company's board of directors has adopted an interest rate risk policy which establishes minimum NPV ratios (i.e. the ratio of NPV to the preset value of assets) in the event of 1%, 2% and 3% increases and decreases in market interest rates, respectively. The following table sets forth those policy guidelines and certain calculations, based on information provided to the Company by the OTS, with respect to the sensitivity of NPV to changes in market interest rates at June 30, 1999 (date of latest available data):

          CHANGE IN                             MINIMUM NPV RATIOS
    MARKET INTEREST RATES           Policy Guidelines (1)          Computation
                                    ---------------------          -----------

             +3%                          6.00%                       4.53%
             +2%                          6.50%                       6.20%
             +1%                          7.00%                       7.62%
             0%                           7.50%                       8.68%
             -1%                          7.00%                       9.19%
             -2%                          6.50%                       9.05%
             -3%                          6.00%                       8.82%

(1)      Minimum ratio of NPV to the preset value of assets.

The Company's post-shock NPV ratio (+2%) is estimated to be 6.20% which is less than the Company's policy guideline of 6.50%. This reflects an increased level of interest rate risk as reported at June 30, 1999 and a pre-shock NPV ratio (0%) of 8.68% which is 18 basis points lower than the pre-shock NPV ratio at March 31, 1999.

PART II:  OTHER INFORMATION

         Item 1   LEGAL PROCEEDINGS
                           None

         Item 2   CHANGES IN SECURITIES AND USE OF PROCEEDS
                           None

         Item 3   DEFAULTS UPON SENIOR SECURITIES
                           None

         Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                           None

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




Date:    November 12, 1999             By:      /s/G. Thomas Bowers
                                                -------------------
                                                G. Thomas Bowers
                                                Chairman, President and Chief
                                                Executive Officer


Date:    November 12, 1999             By:      /s/Terry L. Hammond
                                                -------------------
                                                Terry L. Hammond
                                                Executive Vice President and
                                                Chief Financial Officer

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