Form 10-K405
period 1999-12-31
FINGER LAKES FINANCIAL CORP
filed 2000-03-30
CIK 1062423

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transaction period from ___________________ to ___________________



                        Commission File Number: 000-24809

                          FINGER LAKES FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         United States                                       16-1551047
---------------------------------                   ----------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

     470 Exchange Street                                      14456
---------------------------------                   ----------------------------
     (Address of Principal                                  (Zip Code)
       Executive Offices)

                                 (315) 789-3838
                ------------------------------------------------
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
               ---------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
YES      X        NO
     -----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 29, 2000, there were issued and outstanding 3,570,000 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of February 29, 2000 ($7.06) was $6,513,973.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                     PART I

ITEM 1.  BUSINESS

General

         Finger Lakes Financial Corp. Finger Lakes Financial is currently the mid-tier stock holding company of Savings Bank of the Finger Lakes. Finger Lakes Financial owns all of the outstanding common stock of Savings Bank of the Finger Lakes. Finger Lakes Financial Corp., MHC owns 2,389,948 shares of Finger Lakes Financial's outstanding common stock. The remaining 1,180,052 shares of common stock are held by the public. At December 31, 1999 Finger Lakes Financial had consolidated assets totaling $301.2 million, deposits of $208.1 million and consolidated stockholders' equity of $19.4 million.

         Savings Bank of the Finger Lakes. Savings Bank of the Finger Lakes was formed as the result of the merger in 1984 of Geneva Savings Bank, a New York-chartered savings bank, and Geneva Federal Savings and Loan Association. On November 10, 1994, Savings Bank of the Finger Lakes completed its reorganization from a federally chartered, mutual savings bank to a federally chartered mutual holding company known as Finger Lakes Financial Corporation, MHC. As part of the reorganization, Savings Bank of the Finger Lakes organized a federally chartered stock savings bank and transferred substantially all of its assets and liabilities, including all of its deposit-taking, lending and other banking functions and its corporate name to the newly created stock savings bank called Savings Bank of the Finger Lakes in exchange for 2,389,948 shares of common stock. Concurrent with the reorganization, Savings Bank of the Finger Lakes sold 1,180,052 shares of common stock, in a public offering. The Savings Bank of the Finger Lakes reorganized into the two-tier mutual holding company structure on August 17, 1998. The reorganization into the two- tier structure had no impact on the operations of the Savings Bank of the Finger Lakes.

         Savings Bank of the Finger Lakes has traditionally operated as a community oriented savings institution providing mortgage loans and other traditional financial services to those in its local community. Savings Bank of the Finger Lakes is primarily engaged in attracting deposits from the general public through its offices and using those funds to originate loans secured by real estate. Savings Bank of the Finger Lakes also originates commercial business loans, consumer loans, mobile home loans and home equity loans and lines of credit. Savings Bank of the Finger Lakes also has a securities portfolio primarily consisting of mortgage-backed securities issued by federal agencies, United States common stocks and corporate and municipal bonds.

Market Area

         The Savings Bank of the Finger Lakes currently conducts business through its main office and branch offices located in the Finger Lakes region of New York State. Geneva, New York, where Savings Bank of the Finger Lakes is headquartered, is located in the eastern end of Ontario county and has a population of approximately 14,000 as of December 1999. We have sought to increase our presence in the Finger Lakes region by expanding our branch network and emphasizing a variety of loan and investment products. Our growth has been targeted to include those areas of the Finger Lakes region that have shown relative economic strength. Our market area is mainly rural with employment based primarily in education, service industries, and small manufacturing concerns, which have experienced little growth in recent years, and agricultural operations. Approximately 50% of the market area's labor force is employed in traditional white collar jobs. The two largest employers in Geneva are Hobart and William Smith Colleges and Geneva General Hospital. The largest employer in Seneca county is ITT Fluid Technology. The largest employer in Tompkins county is Cornell University.

Lending Activities

         General. Our loan portfolio is predominantly comprised of conventional real estate mortgages, primarily on residences and one-to four-family dwellings, but also on commercial real estate. Our primary emphasis in the past has been on the origination of residential mortgages. In recent years we have sought to increase our multi-family and commercial real estate lending as well as non-mortgage lending, in particular home equity loans and commercial business lending. At December 31, 1999, loans totaled $160.0 million, of which $90.6 million, or 56.60%, were secured by one-to four-family real estate, $28.5 million, or 17.82% were secured by multi-family and commercial real estate,

$2.7 million, or 1.69%, were construction loans, and $38.2 million or 23.89% were non-mortgage loans. At December 31, 1999, commercial business loans were $9.5 million, or 5.96% of total loans, consumer loans were $6.0 million, or 3.73% of total loans, mobile home loans were $4.5 million, or 2.81% of total loans and home equity and property improvement loans were $18.2 million, or 11.39% of total loans.

     Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

                                                                               At December 31,
                                                 1999              1998              1997              1996              1995
                                          ----------------- ----------------- ----------------- ----------------- -----------------
                                           Amount   Percent  Amount   Percent  Amount  Percent   Amount  Percent   Amount   Percent
                                                                             (Dollars In Thousands)
Mortgage Loans:
One-to-four-family real estate..........  $90,587    56.60% $89,456    61.19% $75,679    63.42% $57,932    64.60% $54,483    62.76%
Multi-family and commercial
  real estate...........................   28,520    17.82   20,534    14.05   19,243    16.13   11,176    12.46   11,843    13.64
Construction............................    2,695     1.69    6,912     4.73    2,103     1.75    1,296     1.44      373     0.43
                                          -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Total mortgage loans....................  121,802    76.11  116,902    79.97   97,025    81.30   70,404    78.50   66,699    76.83
                                          -------  -------  -------  -------  -------  -------  -------  -------  -------  -------

Non-Mortgage Loans:
Commercial business.....................    9,536     5.96%   5,413     3.70%   3,392     2.84%   3,290     3.67%   3,074     3.54%
Home equity and property improvement....   18,235    11.39   12,874     8.81    9,184     7.70    6,137     6.84    5,779     6.66
Mobile home.............................    4,501     2.81    4,074     2.79    4,916     4.12    5,703     6.36    6,654     7.66
Consumer................................    5,966     3.73    6,920     4.73    4,819     4.04    4,155     4.63    4,613     5.31
                                          -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Total non-mortgage loans................   38,238    23.89   29,281    20.03   22,311    18.70   19,285    21.50   20,120    23.17
                                          -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Total loans.............................  160,040   100.00% 146,183   100.00% 119,336   100.00%  89,689   100.00%  86,819   100.00%
                                                   =======           =======           =======           =======           =======

Premiums, net of deferred fees..........      163               129               252                81                40
Allowance for loan losses...............   (1,349)           (1,176)           (1,149)           (1,088)             (809)
                                          -------           -------           -------           -------           -------
Net loans...............................  $158,854          $145,136          $118,439          $88,682           $86,050
                                          ========          ========          ========          =======           =======

         Contractual Principal Repayments. The following table sets forth certain information at December 31, 1999 regarding the dollar amount of loans maturing in our portfolio, based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due under one year.

                                          Due Under  Due 1-3     Due 3-5   Due 5-10   Due 10-20   Due 20+
                                           1 Year      Years      Years      Years      Years      Years      Total
                                           ------      -----      -----      -----      -----      -----      -----
                                                                           (In Thousands)
One-to four-family real estate..........  $ 3,089    $ 6,908    $ 8,009    $25,593    $26,659    $20,329    $90,587
Multi-family and commercial real estate.    2,095      4,765      5,651     13,525      2,484         --     28,520
Construction............................    2,695         --         --         --         --         --      2,695
Commercial business.....................    2,371      5,453      1,712         --         --         --      9,536
Home equity and property improvement....    1,725      3,943        298         --         --         --      5,966
Mobile home.............................      234        548        674      2,439        606         --      4,501
Consumer................................      604      1,370      1,618      5,449      6,789      2,405     18,235
                                          -------    -------    -------    -------    -------    -------    -------
Total...................................  $12,813    $22,987    $17,962    $47,006    $36,538    $22,734    $160,040
                                          =======    =======    =======    =======    =======    =======    ========


         The following table sets forth the dollar amount of all loans due after one year from December 31, 1999, which have fixed interest rates or which have floating or adjustable interest rates.

                                                                                       Floating or
                                                                     Fixed Rates    Adjustable Rates       Total
                                                                     -----------    ----------------       -----
                                                                                 (Dollars In Thousands)
One-to four-family real estate..................................     $53,496            $ 34,002         $ 87,498
Multi-family and commercial real estate.........................       5,705              20,720           26,425
Commercial business.............................................       2,029               5,136            7,165
Home equity and property improvement............................       4,241                  --            4,241
Mobile home.....................................................       4,267                  --            4,267
Consumer........................................................      10,278               7,353           17,631
                                                                     -------            --------         --------
Total...........................................................     $80,016            $ 67,211          147,227
                                                                     =======            ========         ========
Percent of total................................................       54.35%              45.65%          100.00%
                                                                     -------            --------         --------

         Scheduled contractual amortization of loans does not reflect the actual term of the loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which give Savings Bank of the Finger Lakes the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage.

Originations, Purchases and Sales of Loans.

         The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                                                  Year Ended December 31,
                                                                              1999         1998         1997
                                                                           ---------    ---------    -------
                                                                                     (In Thousands)
Loan originations:
One-to four-family real estate..........................................   $ 21,869     $ 42,138     $ 22,587
Multi-family and commercial real estate.................................      7,924        4,582        5,469
Construction............................................................      5,257        8,844        1,894
Commercial business loans...............................................     10,936        4,087          916
Home equity and property improvement loans..............................     10,234        7,806        4,782
Mobile home loans.......................................................      1,388          132          127
Consumer loans..........................................................      3,030        6,040        3,659
                                                                           --------     --------     --------
Total loans originated..................................................     60,638       73,629       39,434
Purchases...............................................................         51          770       11,026
                                                                           --------     --------     --------
Total loans originated and purchased....................................     60,689       74,399       50,460
                                                                           --------     --------     --------

Sales and principal reductions:
Loans sold..............................................................     14,000       21,135        4,533
Loan principal payments and other reductions............................     32,832       26,417       16,280
                                                                           --------     --------     --------
Total sold and principal reductions.....................................     46,832       47,552       20,813
Increase (decrease) due to other items, net.............................       (139)        (150)         110
                                                                           --------     --------     --------
Net increase in net loan portfolio......................................   $ 13,718     $ 26,697     $ 29,757
                                                                           ========     ========     ========

         One-to Four-Family Real Estate Loans. Our primary lending activity is the origination of loans secured by first mortgage liens on single-family residences. At December 31, 1999, $90.6 million, or 56.6%, of our total loan portfolio consisted of one-to four-family real estate loans.

         We offer both fixed-rate and adjustable-rate one-to four-family real estate loans with various terms up to 30 years. In recent periods a substantial number of our originations of fixed-rate loans had terms of 15 years. Currently, substantially all fixed-rate loans originated by us are sold to Fannie Mae on a servicing retained basis. As of December 31, 1999, 58.0% of our one-to four-family real estate loan portfolio had terms of between 16 and 30 years.

         We offer adjustable-rate mortgages in order to decrease the vulnerability of our operations to changes in interest rates. At December 31, 1999, 38.0% of the one-to four-family real estate loans in our loan portfolio consisted of adjustable-rate loans. Adjustable-rate mortgages are offered with initial rates which are fixed for one, three and five years and adjust annually thereafter. One year adjustable rate loans have a 2% cap on the annual rate adjustment with a 6% rate adjustment cap over the life of the loan. Three and five year adjustable rate mortgages have a 3% cap on the annual rate adjustment with a 6% rate adjustment cap over the life of the loan. Adjustable rate loans are priced in accordance with the corresponding treasury security. Adjustable-rate mortgage loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the property securing the loan may be adversely affected by higher interest rates.

         Originations of one-to four- family real estate loans in 1999 totaled $21.9 million. The decrease in one-to four- family real estate loan originations from the $42.1 million originated in 1998 reflects the significant refinancing activity that occurred in 1998. Generally, one-to four-family mortgage loans are originated with loan-to-value ratios up to 95% of the appraised value of the property or the purchase price of the property with private mortgage insurance. Loans have "due on sale" clauses, which are provisions giving us the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the property serving as collateral for the mortgage. We receive appraisals on all one-to four-family loans. We also review and verify each loan applicant's income and credit history.


         Multi-Family and Commercial Real Estate Loans. At December 31, 1999, $28.5 million, or 17.82%, of our total loan portfolio consisted of loans secured by existing multi-family and commercial real estate. Our multi-family and commercial real estate loans include loans secured by small office buildings, retail establishments, light manufacturing and distribution facilities and apartment buildings.

         We originate both fixed- and adjustable-rate multi-family and commercial real estate loans. We generally offer multi-family and commercial real estate loans with amortization schedules of up to twenty years with no more than five years at a fixed rate of interest. Multi-family and commercial business loans are originated with loan-to-value ratios generally up to 80% of the lower of the purchase price or an independent appraisal. In deciding to originate a multi- family or commercial real estate loan, we will review the credit worthiness of the borrower, the expected cash flow from the property securing the loan, the cash flow from the property to debt service requirements of the borrower, the value of the property and the quality of the management involved with the property. Generally, we will obtain the personal guarantee of the principals when originating multi-family and commercial real estate loans.

         Multi-family and commercial real estate lending is generally considered to involve a higher degree of credit risk than one-to four-family residential lending. Such lending may involve large loan balances concentrated on a single borrower or group of related borrowers. In addition, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of the related real estate project. Consequently the repayment of the loan may be subject to adverse conditions in the real estate market or the economy generally.

         Construction Loans. We make construction loans for residential and commercial purposes. Construction loans are disbursed as construction is completed. We generally will not make construction loans on a speculative basis. At December 31, 1999, construction loans totaled $2.7 million, or 1.69%, of the total loan portfolio. Of this amount, residential construction loans amounted to $1.1 million or 0.71% of our total loan portfolio. Residential construction lending is generally limited to our primary lending area. Residential construction loans are generally to end owners and are structured to be converted to permanent loans at the end of the construction phase, which typically is no more than nine months. Residential construction loans have terms which generally match the non-construction loans then offered by us, except that during the construction phase the borrower only pays interest on the loan. The interest rates charged on such loans are generally 0.25% higher than those charged on other single-family residential loans. Residential construction loans are underwritten pursuant to the same general guidelines used for originating permanent loans. In addition, residential construction loans may be sold to Fannie Mae on a servicing retained basis following its conversion to a permanent loan following the construction period.

         At December 31, 1999, commercial construction loans amounted to $1.6 million or 0.98% of our total loan portfolio. Commercial construction lending is generally limited to our primary lending areas. These loans are generally structured to convert to permanent financing at the end of the construction phase, which typically is no more than twenty-four months, including a "lease up period" of up to twelve months. Commercial construction loans may also be structured for permanent financing by other financial institutions upon completion of the construction period. Commercial construction loans are underwritten pursuant to established policy guidelines. Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on owner-occupied real estate because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates.

         Commercial Business Loans. At December 31, 1999, $9.5 million, or 5.96%, of our total loan portfolio consisted of commercial business loans. Commercial business loans are generally provided to various types of closely held businesses located principally in our primary market area. Our commercial business loans may be structured as short-term self-liquidating lines of credit and term loans. Commercial business term loans generally have terms of five years or less (up to seven years if guaranteed by the Small Business Administration) and interest rates which float in accordance with the prime rate, although we also originate commercial business loans with fixed rates of interest. Our commercial lines of credit and commercial term loans generally are secured by equipment, machinery or other corporate assets including real estate and receivables. In addition, we generally obtain personal guarantees from the principals of the borrower with respect to commercial business loans.

         We have actively sought to increase our commercial business lending. We established a commercial lending department in 1996. This department currently has three dedicated lenders and three back office support staff. Our originations of commercial business loans have increased substantially. During 1999, we originated $10.9 million in commercial business loans compared to $4.1 million and $916,000 during 1998 and 1997, respectively.

         Commercial business loans generally are deemed to entail significantly greater credit risk than that which is involved with residential real estate lending. The repayment of commercial business loans typically is dependent on the successful operations and income of the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater oversight efforts compared to residential real estate lending.

         Home Equity and Property Improvement Loans. We offer home equity loans and lines of credit and property improvement loans, the total of which amounted to $18.2 million, or 11.39%, of the total loan portfolio as of December 31, 1999. Home equity loans and lines of credit are generally made only for owner occupied homes. Home equity loans and lines of credit are secured by second mortgages on residences with the maximum loan to appraised value ratio permitted by Savings Bank of the Finger Lakes (after inclusion of any senior liens on the property thereto) being 100%. We intend to continue emphasizing the origination of home equity and property improvement loans within our market area.

         Mobile Home Loans. We purchase mobile home loans from a third-party loan originator who specializes in such lending. As of December 31, 1999, we had $4.5 million, or 2.81%, of our total loan portfolio secured by mobile homes owned by individuals. While we generally lend throughout the states of New York and New Jersey, the mobile home units are primarily located in what we believe to be well-managed mobile home parks. Mobile home loans are made at fixed rates for terms of up to 20 years, although most mobile home loans have terms of 15 years.

         Consumer Loans. Subject to the restrictions contained in federal laws and regulations, we also are authorized to make loans for a wide variety of personal or consumer purposes. As of December 31, 1999, $6.0 million, or 3.73%, of our total loan portfolio consisted of consumer loans. We also offer unsecured personal loans in amounts up to $5,000.

         Loan Originations and Underwriting. Our lending activities are subject to written, non-discriminatory, underwriting standards and the loan origination procedures adopted by management and the Board of Directors. Designated loan officers have the authority to approve residential loans up to $240,000 and consumer loans up to $100,000. Residential and consumer loans up to $350,000 may be approved by a senior lending officer. Residential and consumer loans exceeding these amounts and up to $500,000 may be approved by our President and or senior loan officer. Commercial business loans and commercial real estate loans may be approved by designated loan officers up to $200,000. Commercial business loans and multi-family and commercial real estate loans in excess of $200,000 and up to $500,000 may be approved by a senior loan officer or President and Chief Executive Officer. All loans in excess of the individual loan limits described above must be approved by the loan committee which consists of officers of the Savings Bank of the Finger Lakes. This committee has the authority to approve loans up to $750,000. If any loan or group of loans to one borrower exceeds $750,000, it must be approved by the loan committee and subsequently approved by a committee of the Board of Directors. At December 31, 1999, our lending limit to one borrower was $2.0 million. On that date, there were no borrowers in excess of our lending limits.

Asset Quality

         Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 1999, in dollar amount and as a percentage of our total loan portfolio. The amounts presented represent principal balances of the related loans, rather than the actual payment amounts which are past due.


                          One- to      Multi-family and                                                   Home Equity and
                        Four-family    Commercial Real                     Commercial                         Property
                        Real Estate        Estate       Construction        Business       Mobile Home      Improvement
                      ---------------  --------------  ---------------  ---------------  ----------------  --------------
                        Amount    %    Amount    %      Amount    %       Amount     %   Amount       %    Amount    %
                                 ---            ---              ---                ---              ---            ---
                                                                              (Dollars in Thousands)
Loans delinquent for:
30 - 59 days........  $   724   0.45%  $  ---    ---%  $    --     --%  $     9    0.01% $    58    0.04%  $   11   0.07%
60 - 89 days........      206   0.13      152   0.09        --     --        --      --       18    0.01       --     --
90 days and over          393   0.25      ---    ---        --     --       181    0.11       13    0.01       --     --
                      -------  -----   ------  -----   -------  -----   -------  ------   ------  ------   ------ ------
Total delinquent
loans...............  $ 1,323   0.83%  $  152   0.09%  $    --     --%  $   190    0.12% $    89    0.06%  $  116   0.07%
                      =======  =====   ======  =====   =======  =====   =======  ======  =======  ======   ====== ======


                         Consumer          Total
                      --------------   -------------
                      Amount      %    Amount    %
                                 ---            ---
                          (Dollars in Thousands)
Loans delinquent for:
30 - 59 days........  $    52   0.03%  $  959   0.60%
60 - 89 days........       14   0.01      390   0.24
90 days and over           --     --      587   0.37
                      -------  -----   ------  -----
Total delinquent
loans...............  $    66   0.04%  $1,936   1.21%
                      =======  =====   ======  =====

         Loan Delinquencies and Collection Procedures. Our collection procedures provide that if a loan is past due five days after expiration of the applicable grace period, a telephone call is made to the borrower stressing the need to make the loan current and obtaining the reasons for delinquency. This process is implemented by a special asset manager and a collector. If payment is not promptly received, we will exercise our rights to debit the borrower's deposit account (if a deposit relationship exists) or otherwise exercise our rights of offset. If the loan becomes past due 60 days we will send the borrower a demand letter and a notice of intent to foreclose or repossess the underlying collateral. Loans that are written off at the conclusion of the process are turned over to a collection agency for additional recovery efforts.

         Non-Performing Loans. All loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, there is reasonable probability of loss of principal or the collection of additional interest is deemed insufficient to warrant further accrual. Generally, we place all loans 90 days or more past due on non- accrual status. In addition, we place any loan on non-accrual if any part of it is classified as doubtful or loss or if any part has been charged-off. When a loan is placed on non-accruing status, total interest accrued and unpaid to date is reversed. Application of cash payments received while a loan is on non-accrual is determined by the chief financial officer and the senior loan officer. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Generally, consumer loans are charged-off before they become 120 days delinquent.

         As of December 31, 1999, our total nonaccrual loans amounted to $587,000, or 0.37% of total loans, compared to $1,016,000, or 0.69% of total loans, at December 31, 1998. The largest non-performing loan at December 31, 1999, consisted of a one-to four-family mortgage on which $224,000 was outstanding.

         Troubled Debt Restructurings. A troubled debt restructuring occurs when we, for economic or legal reasons related to a borrower's financial difficulties, grant a concession to the borrower, either as a deferment or reduction of interest or principal, that we would not otherwise consider. As of December 31, 1999, we had $282,000 of troubled debt restructurings, compared to $121,000 as of December 31, 1998. All troubled debt restructurings were performing in accordance with modified or restructured terms at December 31, 1999.

         Real Estate Owned. Real estate owned consists of property acquired through formal foreclosures or by deed in lieu of foreclosure and is recorded at the lower of recorded investment or fair value. Write-downs from recorded investment to fair value which are required at the time of foreclosure are charged to the allowance for loan losses. After transfer, the property is carried at the lower of recorded investment or fair value, less estimated selling expenses. Adjustments to the carrying value of such properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. As of December 31, 1999, we held three parcels of real estate owned with an aggregate carrying value of $93,000.

         The following table sets forth the amounts and categories of our non-performing assets and troubled debt restructurings at the dates indicated.


                                                                            December 31,
                                                     1999          1998         1997         1996         1995
                                                   ---------    ---------    ---------    ---------     ------
                                                                             (Dollars in Thousands)
Non-accruing loans:
  One-to-four-family real estate.................  $    393     $    673     $    403     $    194      $   549
  Multi-family and commercial real estate........        --           --            3          407           73
  Construction...................................        --           --           --           --           --
  Commercial business............................       181          268            6          133           90
  Home equity and property improvement...........        --           17           38           83           95
  Mobile home....................................        13           20           58           60           36
  Consumer.......................................        --           38           56           41          189
                                                   --------     --------     --------     --------      -------
   Total non-performing loans....................       587        1,016          564          918        1,032
Real estate owned................................        93           90          150          275          453
                                                   --------     --------     --------     --------      -------
   Total non-performing assets...................  $    680     $  1,106     $    714     $  1,193      $ 1,485
                                                   ========     ========     ========     ========      =======
Troubled debt restructurings.....................  $    282     $    121     $    520     $    669      $ 1,506

Total non-performing loans and troubled debt
  restructurings as a percentage of total loans        0.54%        0.78%        0.91%        1.77%        2.92%

Total non-performing assets and troubled debt
  restructurings as a percentage of total assets       0.32%        0.43%        0.50%        0.93%        1.78%


         We had no accruing loans greater than 90 days delinquent at December 31, 1999, 1998 and 1997. The additional interest income that would have been recorded during the years ended December 31, 1999, December 31, 1998 and December 31, 1997 if our non-performing loans at the end of such periods had been current in accordance with their terms during such periods was $65,000, $78,000, and $59,000, respectively.

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

         At December 31, 1999, we had $885,000 of assets categorized as special mention, $1.5 million of assets classified as substandard and $152,000 of assets classified as doubtful or loss. As of December 31, 1999, total classified assets, including real estate owned and special mention assets, amounted to 0.87% of total assets.

         Allowance for Loan Losses. It is management's policy to maintain an allowance for estimated loan losses based upon (1) in the case of residential loans, management's review of delinquent loans, loans in foreclosure and market conditions; (2) in the case of commercial business loans and commercial real estate loans, identification of a significant decline in value; and (3) in the case of consumer loans, an assessment of risks inherent in the loan portfolio. Although management uses available information to make such determinations, future adjustments to allowances may be necessary based on economic and market conditions and as a result of future examinations by regulatory authorities, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

         At December 31, 1999, our allowance for loan losses amounted to $1,349,000 compared to $1,176,000 at December 31, 1998.

         The following table sets forth an analysis of our allowance for loan losses during the periods indicated. See Notes 1 and 3 to the Notes to Consolidated Financial Statements included herein.


                                                                                                           At or for
                                                                          At or for                     the Eight Months
                                                                 the Year Ended December 31,                 Ended
                                                    ------------------------------------------------      December 31,
                                                      1999         1998          1997         1996            1995
                                                    ---------    ---------    ---------    ---------    ----------------
                                                                               (Dollars In Thousands)
Total loans outstanding........................     $160,040     $146,183     $119,336     $ 89,689         $ 86,819
                                                    ========     ========     ========     ========         ========
Average loans outstanding......................     $153,783     $132,324     $ 99,939     $ 87,058         $ 85,547
                                                    ========     ========     ========     ========         ========

Balance at beginning of period.................     $ 1,176      $  1,149     $  1,088     $    809         $    771
                                                    -------      --------     --------     --------         --------
Charge-offs:
   One- to four-family real estate.............         (93)          (38)          (9)         (35)             (66)
   Multi-family and commercial real estate                             --           --           --               --             --
   Construction................................          --            --           --           --               --
   Consumer....................................        (113)         (141)        (137)        (183)             (75)
   Commercial business.........................          (6)         (114)          (1)         (48)            (182)
   Home equity and property improvement........          --            --           --           --               --
                                                    -------      --------     --------     --------         --------
Total charge-offs:.............................        (212)         (293)        (147)        (266)            (323)
Recoveries.....................................         185            80           88           62               71
                                                    -------      --------     --------     --------         --------
Net charge-offs................................         (27)         (213)         (59)        (204)            (252)
Provision for loan losses......................         200           240          120          483              290
                                                    -------      --------     --------     --------         --------
Balance at end of period.......................     $ 1,349      $  1,176     $  1,149     $  1,088         $    809
                                                    =======      ========     ========     ========         ========
Allowance for loan losses as a percentage of
   total loans outstanding.....................       0.84%         0.80%        0.96%        1.21%            0.93%
                                                    ======       =======      =======      =======          =======
Net charge-offs as a percentage of average
   loans outstanding(1)........................       0.02%         0.16%        0.06%        0.24%            0.29%
                                                    ======       =======      =======      =======          =======
Allowance for loan losses to non-performing loans   229.81%       115.75%      203.72%      118.52%           78.49%
                                                    =======      =======      =======      =======          =======

-----------------
(1) This rate has been annualized for the eight months ended December 31, 1995.

         Although we believe that we have established our allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to significantly increase the allowance for loan losses, thereby reducing our retained earnings and income.

         Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                                               At December 31,
                                   1999                  1998                   1997                1996                 1995
                          -------------------- ---------------------- --------------------- ------------------- --------------------
                                   % of Loans            % of Loans            % of Loans           % of Loans           % of Loans
                                     in Each              in Each               in Each              in Each              in Each
                                   Category to           Category to           Category to          Category to          Category to
                           Amount  Total Loans  Amount   Total Loans   Amount  Total Loans  Amount  Total Loans  Amount  Total Loans
                          -------- ----------- -------- ------------- -------- ----------- -------- ----------- -------- -----------
                                                               (Dollars In Thousands)
Balance at end of period applicable to:

One-to-four-family
  real estate............ $   314     56.60%   $   315      61.19%    $   320     63.42%   $   257     64.60%   $   275     62.76%
Multi-family and
  commercial real estate.     360     17.82        325      14.05         314     16.13        254     12.46        122     13.64
Construction.............       6      1.69          3       4.73           1      1.75          3      1.44          1      0.43
Commercial business......     194      5.96        160       3.70          85      2.84        114      3.67        125      3.54
Consumer.................     119      3.73         91       4.73          94      4.04        115      4.63         58      5.31
Mobile home..............      10      2.81          7       2.79          29      4.12         38      6.36         44      7.66
Home equity and property
   improvement...........      76     11.39         40       8.81          76      7.70         45      6.84         43      6.66
                                     ------                ------                ------               ------               ------
Unallocated..............     270        --        235         --         230        --        262        --        141        --
                          -------    ------    -------     ------     -------    ------    -------    ------    -------    ------
Total allowance for
  loan losses............ $ 1,349    100.00%   $ 1,176     100.00%    $ 1,149    100.00%   $ 1,088    100.00%   $   809    100.00%
                          =======    ======    =======     ======     =======    ======    =======    ======    =======    ======

Investment Activities

         General. Our investment securities policy is contained within our overall asset/liability policy. The policy, which is established by senior management and approved by the Board of Directors, is based upon our asset and liability management goals and is designed to provide a portfolio of high quality, diversified investments while seeking to optimize net interest income within acceptable limits of safety and liquidity. Investment activities consist primarily of investments in fixed and adjustable rate mortgage-backed securities, including collateralized mortgage obligations ("CMOs") and U.S. Government and Agency securities.

         We have invested in a portfolio of mortgage-backed securities which are insured or guaranteed by the Freddie Mac, Ginnie Mae, or Fannie Mae, all of which are agencies of the federal government or government sponsored corporations. The portfolio also includes collateralized mortgage obligations ("CMOs"), of which $31.8 million or 63.4% are backed by Freddie Mac, Ginnie Mae and Fannie Mae securities, and $18.3 million or 36.6% are obligations of private issuers. Mortgage-backed securities, including CMOs backed by U.S. Government agencies, increase the liquidity and the quality of our assets by virtue of the guarantees that back either the securities themselves or, in the case of the CMOs, the underlying securities. In addition, at December 31, 1999, 35.8% of our mortgage-backed securities portfolio consisted of pools of adjustable-rate mortgages. Mortgage-backed securities of this type serve to reduce the interest rate risk associated with changes in interest rates.

         Of our total investment in mortgage-backed securities at December 31, 1999, $50.2 million consisted of CMOs, $4.5 million consisted of Freddie Mac certificates, $11.8 million consisted of Fannie Mae certificates and $3.8 million consisted of Ginnie Mae certificates.

         The following table sets forth the activity in our mortgage-backed securities portfolio during the periods indicated. Our mortgage-backed securities are classified as available for sale, and consequently are carried on our financial statements at fair value.

                                                               At or for the Year Ended
                                                                     December 31,
                                                            1999         1998        1997
                                                         ---------    ---------    --------
                                                                      (Dollars In Thousands)
Mortgage-backed securities at beginning of period......  $ 86,612     $ 71,824      $67,589
Purchases..............................................    14,636       62,821       44,818
Sales..................................................    (5,738)     (25,856)     (32,009)
Repayments.............................................   (22,396)     (21,669)      (9,468)
Unrealized gain (loss).................................    (2,812)        (415)         998
Net accretion/amortization.............................       (37)         (93)        (104)
                                                         ---------    ---------     --------

Mortgage-backed securities at end of period............  $ 70,265     $ 86,612      $71,824
                                                         ========     ========      =======

Weighted average yield at end of period................      6.57%        6.49%        6.55%
                                                         ========     ========      =======

         At December 31, 1999, all of the $70.3 million was scheduled to mature after five years. Due to prepayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

         At December 31, 1999, fixed rate mortgage-backed securities amounted to $45.1 million and adjustable rate mortgage-backed securities amounted to $25.2 million. All mortgage-backed securities qualify for regulatory liquidity.

         Federally chartered savings institutions have authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally insured banks and savings and loan associations, certain bankers' acceptances and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. In addition, we have certain additional investment authority under OTS regulations as a result of certain grandfathered powers permitted under the terms of the approval of our conversion from state to federal charter.

         Our investment securities portfolio is managed in accordance with a written investment policy adopted by the Board of Directors and administered by the Executive Committee which consists of five Board members, including the chief executive officer. An investment officer is authorized to purchase and sell investments up to certain limits set forth in the investment policy. All other investment transactions must receive prior approval of the Executive Committee. At the time of purchase of an investment or mortgage-backed security, management designates the security as either held to maturity or available for sale based on our investment objectives, operational needs and intent. We maintain no trading account securities. Investment activities are monitored to ensure that they are consistent with the investment policy's established guidelines and objectives.

         As of December 31, 1999, our held to maturity investment securities portfolio had an amortized cost of $1.6 million, consisting of securities issued by municipal agencies. As of the same date, our securities available for sale portfolio had a fair value of $118.7 million, of which $42.5 million was securities issued by the U.S. Government and Federal Government agencies, $70.3 million was mortgage-backed securities, $4.6 million was corporate debt securities and $1.4 million was mutual funds and common stock.

         The following table sets forth certain information relating to Savings Bank of the Finger Lakes' investment securities portfolio at the dates indicated.


                                               December 31, 1999          December 31, 1998        December 31, 1997
                                             ---------------------      ----------------------   ---------------------
                                             Amortized     Fair         Amortized      Fair      Amortized     Fair
                                               Cost        Value           Cost        Value       Cost        Value
                                             ---------    --------      -----------  ---------   ---------   ---------
                                                                          (In Thousands)
Securities available for sale:
  Debt securities:
   U.S. Government and agency bonds......    $  45,401    $ 42,546      $    25,962  $  26,064   $  26,344   $  26,462
   Mortgage-backed securities:
     Collateralized mortgage obligations.       51,996      50,142           59,063     59,044      21,580      21,730
     Fannie Mae..........................       12,307      11,818           16,436     16,597      19,750      20,015
     Freddie Mac.........................        4,585       4,495            6,115      6,188      15,272      15,484
     Ginnie Mae..........................        3,949       3,810            4,760      4,784      14,567      14,594
                                             ---------    --------      -----------  ---------   ---------   ---------
   Total mortgage-backed securities......       72,837      70,265           86,374     86,613      71,169      71,823
   Corporate and municipal bonds.........        4,729       4,559               --         --          --          --
                                             ---------    --------      -----------  ---------   ---------   ---------
  Total debt securities..................      122,967     117,370          112,336    112,677      97,513      98,285
  Equity securities......................        1,657       1,380            2,738      2,656       1,645       1,595
                                             ---------    --------      -----------  ---------   ---------   ---------
  Total securities available for sale....    $ 124,624    $118,750      $   115,074  $ 115,333   $  99,158   $  99,880
                                             =========    ========      ===========  =========   =========   =========
Securities held to maturity:
  Debt securities:
   U.S. Government and agency bonds......    $      --    $     --      $     4,000  $   4,022   $  14,096   $  14,136
   Corporate and municipal bonds.........        1,593       1,567              640        640          --          --
                                             ---------    --------      -----------  ---------   ---------   ---------
   Total debt securities.................        1,593       1,567            4,640      4,662      14,096      14,136
                                             ---------    --------      -----------  ---------   ---------   ---------
   Total securities held to maturity.....    $   1,593    $  1,567            4,640      4,662      14,096      14,136
                                             ---------    --------      -----------  ---------   ---------   ---------
   Total securities......................    $ 126,217    $120,317      $   119,714  $ 119,995   $ 113,254   $ 114,016
                                             =========    ========      ===========  =========   =========   =========

         At December 31, 1999, the contractual maturities of debt securities is as follows:

                                                  Available for Sale   Held to Maturity
                                                  ------------------   ----------------
                                                     Fair              Amortized
                                                     Cost      Yield     Cost     Yield
                                                  --------     -----   ---------  -----
                                                              (Dollars in Thousands)

   One year or less.................              $     --        --%  $    30     5.50%
   After one year through five years                 5,063      6.31       142     5.50
   After five years through ten years               45,550      6.52       929     4.91
   After ten years..................                66,757      6.57       492     4.99
                                                  --------    ------   -------   ------
   Total............................              $117,370      6.54%  $ 1,593     5.00%
                                                  ========    ======   =======   ======

Sources of Funds

         General. Deposits are the primary source of our funds for lending and other investment purposes. In addition to deposits, we derive funds from loan principal repayments. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings are used on a short-term basis to compensate for reductions in the availability of funds from other sources and are also used on a longer term basis for general business purposes.

         Deposits. Our deposits are attracted principally from within our primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts, and term certificate accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

         Interest rates paid, maturity terms, service fees and withdrawal penalties are established by us on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

         We do not advertise for deposits outside our primary market area or utilize the services of deposit brokers.

         The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by us at the dates indicated.

                                       December 31, 1999         December 31, 1998         December 31, 1997
                                      Amount     Percent        Amount     Percent        Amount      Percent
                                    ---------    -------      ---------    --------     ----------   ---------
                                                                      (Dollars In Thousands)

Certificates of deposit..........   $ 132,544      63.68%     $ 127,852       63.16%    $  112,702       60.42%
                                    ---------    -------      ---------    --------     ----------   ---------
Transaction Accounts:
Savings accounts.................      46,093      22.15         47,259       23.34         48,285       25.88
Money market accounts ...........       5,020       2.41          3,196        1.58          2,198        1.18
Demand deposits and NOW accounts       24,475      11.76         24,127       11.92         23,349       12.52
                                    ---------    -------      ---------    --------     ----------   ---------
   Total transaction accounts          75,588      36.32         74,582       36.84         73,832       39.58
                                    ---------    -------      ---------    --------     ----------   ---------
   Total deposits................   $ 208,132     100.00%     $ 202,434      100.00%    $  186,534      100.00%
                                    =========    =======      =========    ========     ==========   =========

         The following table sets forth the deposit activities of Savings Bank of the Finger Lakes during the periods indicated.

                                                                             Year Ended December 31,
                                                                         1999         1998         1997
                                                                       ---------    ---------    ------
                                                                                    (In Thousands)
Deposits..........................................................     $  619,483   $  500,594   $  360,637
Withdrawals.......................................................       (622,445)    (493,372)    (335,673)
                                                                       ----------   ----------   ----------
Net increase (decrease) before interest credited                           (2,962)       7,222       24,964
Interest credited.................................................          8,660        8,678        7,738
                                                                       ----------   ----------   ----------
Net increase in deposits..........................................     $    5,698   $   15,900   $   32,702
                                                                       ==========   ==========   ==========

         The following table sets forth the maturities of our certificates of deposit having principal amounts of $100,000 or more as of December 31, 1999.

  Maturity Period                                        Amount       Percent
  ---------------                                       --------      -------
                                 (In Thousands)

Three months or less...............................     $  4,335        17.6%
Over three through six months......................        6,408        26.0
Over six through twelve months.....................        8,334        33.9
Over twelve months.................................        5,523        22.5
                                                        --------        ----
   Total certificates of deposit with
     balances of $100,000 or more..................     $ 24,600        100%
                                                        ========        ===

         The following table shows the interest rate and maturity information for our certificates of deposit as of December 31, 1999.

                                        Maturity Date
------------------------------------------------------------------------------------------
Interest Rate   1 Year or Less  Over 1 to 2 Years  Over 2 to 3 Years  Over 3 Years   Total
-------------   --------------  -----------------  -----------------  ------------   -----
                                        (In Thousands)
2.00% - 4.00%       $  1,704         $     --            $    --        $     --     $  1,704
4.01% - 6.00%         86,817           23,586              1,869           4,522      116,794
6.01% - 8.00%          9,788            1,192              1,873           1,193       14,046
                    --------         --------            -------        --------     --------
  Total             $ 98,309         $ 24,778            $ 3,742        $  5,715     $132,544
                    ========         ========            =======        ========     ========

         Borrowings. We may obtain advances from the FHLB of New York secured by our investment in FHLB of New York stock, our portfolio of investment securities and certain of our residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities.

         The following table sets forth the maximum month-end balance and average balance of our FHLB advances during the periods indicated.

                                                For Year Ended December 31,
                                              1999         1998         1997
                                            ---------    ---------    ------
                                                 (Dollars In Thousands)

Maximum balance............................ $69,960      $ 54,892     $ 36,721
Average balance............................  61,923        45,532       24,656
Weighted average interest rate
  on FHLB advances.........................    5.43%         5.51%        5.70%

         The following table sets forth certain information as to our FHLB advances at the dates indicated.

                                                    At December 31,
                                            1999         1998         1997
                                          ---------    ---------    ------
                                                       (In Thousands)

FHLB advances...........................  $69,960      $ 54,815     $ 36,721
Weighted average interest
  rate on FHLB advances.................     5.64%         5.51%        5.76%

         Subsidiary. SBFL Agency, Inc. is a wholly owned subsidiary of the Bank. SBFL Agency, Inc. was established in November 1995 to sell a line of fixed rate annuity products. At December 31, 1999 SBFL Agency, Inc. offered mutual funds, financial planning services and insurance annuity products.

         Employees. We have 85 full-time employees and 23 part-time employees at December 31, 1999. None of these employees is represented by a collective bargaining agreement, and we believe that we enjoy good relations with our personnel.

Regulation

         Savings Bank of the Finger Lakes is examined and supervised extensively by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. Savings Bank of the Finger Lakes is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. Savings Bank of the Finger Lakes also is regulated by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines Savings Bank of the Finger Lakes and prepares reports for the consideration of Savings Bank of the Finger Lakes' Board of Directors on any deficiencies that they may find in Savings Bank of the Finger Lakes' operations. The Federal Deposit Insurance Corporation also examines Savings Bank of the Finger Lakes in its role as the administrator of the Savings Association Insurance Fund. Savings Bank of the Finger Lakes' relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of savings accounts and the form and content of Savings Bank of the Finger Lakes' mortgage documents. Any change in this regulation, whether by the Federal Deposit Insurance Corporation, Office of Thrift Supervision, or Congress, could have a material adverse impact on Finger Lakes Financial and Savings Bank of the Finger Lakes and their operations.

Federal Regulation of Savings Institutions

         Business Activities. The activities of federal savings associations are subject to extensive regulation including restrictions or requirements with respect to loans to one borrower, the percentage of non-mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment. The description of statutory provisions and regulations applicable to savings associations set forth herein does not purport to be a complete description of these statutes and regulations and their effect on Savings Bank of the Finger Lakes.

         Loans to One Borrower. Federal savings associations generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. As of December 31, 1999, Savings Bank of the Finger Lakes was in compliance with its loans-to-one-borrower limitations.

         Qualified Thrift Lender Test. As a federal savings association, Savings Bank of the Finger Lakes is required to satisfy a qualified thrift lender test whereby it must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" consisting primarily of residential mortgages and related investments, including mortgage-backed and related securities. "Portfolio assets" generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business. A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. As of December 31, 1999, Savings Bank of the Finger Lakes maintained 87.72% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Capital Distributions

         OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. Under new regulations effective April 1, 1999, a savings institution must file an application for OTS approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company, as well as certain other institutions, must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.

         Any additional capital distributions would require prior regulatory approval. In the event Savings Bank of the Finger Lakes' capital fell below its fully-phased in requirement or the Office of Thrift Supervision notified it that it was in need of more than normal supervision, Savings Bank of the Finger Lakes' ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that the distribution would constitute an unsafe or unsound practice.

         Liquidity. Savings Bank of the Finger Lakes is required to maintain an average daily balance of specified liquid assets equal to a quarterly average of not less than a specified percentage of its net withdrawable deposit accounts plus borrowings payable in one year or less. The current requirement is 4%. Savings Bank of the Finger Lakes' average liquidity ratio for the quarter ended December 31, 1999 was 41.98%, which exceeded the applicable requirements.

         Community Reinvestment Act and Fair Lending Laws. Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. Savings Bank of the Finger Lakes received a satisfactory Community Reinvestment Act rating under the current Community Reinvestment Act regulations in its most recent federal examination by the Office of Thrift Supervision.

         Transactions with Related Parties. Savings Bank of the Finger Lakes' authority to engage in transactions with related parties or "affiliates" or to make loans to specified insiders, is limited by Sections 23A and 23B of the Federal Reserve Act. The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution, including Finger Lakes Financial and its non-savings institution subsidiaries.
Section 23A limits the aggregate amount of certain "covered" transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of covered transactions with all affiliates to 20% of the savings institution's capital and surplus. Covered transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that covered transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

         Savings Bank of the Finger Lakes' authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and also by Regulation O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans, that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans Savings Bank of the Finger Lakes may make to these persons based, in part, on Savings Bank of the Finger Lakes' capital position, and requires approval procedures to be followed. At December 31, 1999, Savings Bank of the Finger Lakes was in compliance with these regulations.

         Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under specified circumstances.

         Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under the Federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems; internal audit systems; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

         Capital Requirements. Office of Thrift Supervision capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 4.0% leverage or core capital ratio and an 8.0% risk-based capital standard. Core capital is defined as common stockholders' equity, including retained earnings, certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory goodwill and certain mortgage servicing rights. Tangible capital is defined as core capital less all intangible assets, including supervisory goodwill, plus a specified amount of mortgage servicing rights. Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank, and unrealized gains or losses on certain available for sale securities.

         The risk-based capital standard for savings institutions requires the maintenance of Tier 2 core and total capital, which is defined as core capital and supplementary capital, to risk weighted assets of 4.0% and 8.0%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk- weight of 0% to 100%, as assigned by the Office of Thrift Supervision capital regulation based on the risks the Office of Thrift Supervision believes are inherent in the type of asset. The components of Tier 1 core capital are equivalent to those discussed earlier under the 4.0% leverage ratio standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         Office of Thrift Supervision regulatory capital rules also incorporate an interest rate risk component. Savings associations with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets, i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts, that would result from a hypothetical 200-basis point increase or decrease in market interest rates, divided by the estimated economic value of the association's assets. In calculating its total capital under the risk-based rule, a savings association with a measured interest rate risk exposure exceeding 2%, must deduct an interest rate component equal to one-half of the excess change. The Office of Thrift Supervision has deferred, for the present time, the date on which the interest rate component is to be deducted from total capital. The rule also provides that the Director of the Office of Thrift Supervision may waive or defer an institution's interest rate risk component on a case-by-case basis.

         At December 31, 1999, Savings Bank of the Finger Lakes exceeded each of the three Office of Thrift Supervision capital requirements. See "Historical and Pro Forma Capital Compliance" for a table which sets forth in terms of dollars and percentages the Office of Thrift Supervision tangible, leverage and risk-based capital requirements, Savings Bank of the Finger Lakes' historical amounts and percentages at December 31, 1999, and pro forma amounts and percentages based upon the issuance of the shares within the offering range and assuming that a portion of the net proceeds are retained by Finger Lakes Financial.

Prompt Corrective Regulatory Action

         Under the Office of Thrift Supervision Prompt Corrective Action regulations, the Office of Thrift Supervision is required to take supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's level of capital. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has the total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Generally, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts

         The Federal Deposit Insurance Corporation has adopted a risk-based deposit insurance assessment system. The Federal Deposit Insurance Corporation assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, and one of three supervisory subcategories within each capital group. The three capital categories are well capitalized, adequately capitalized and undercapitalized. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the Federal Deposit Insurance Corporation by the institution's primary federal regulator and information which the Federal Deposit Insurance Corporation determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates. The Federal Deposit Insurance Corporation has exercised this authority several times in the past and may raise insurance premiums in the future. If this type of action is taken by the Federal Deposit Insurance Corporation, it could have an adverse effect on the earnings of Savings Bank of the Finger Lakes.

Federal Home Loan Bank System

         Savings Bank of the Finger Lakes, as a federal association, is required to be a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. Savings Bank of the Finger Lakes, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 1999, Savings Bank of the Finger Lakes was in compliance with this requirement. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 1999, Savings Bank of the Finger Lakes was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

Thrift Charter

         Congress has been considering legislation in various forms that would require federal thrifts, such as Savings Bank of the Finger Lakes, to convert their charters to national or state bank charters. Savings Bank of the Finger Lakes cannot determine whether, or in what form, legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would not adversely affect Finger Lakes Financial and Savings Bank of the Finger Lakes.

Holding Company Regulation

         Finger Lakes Financial will be a non-diversified unitary savings and loan holding company, as those terms are defined under federal law, subject to regulation and supervision by that agency. In addition, the Office of Thrift Supervision has enforcement authority over Finger Lakes Financial and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a risk to the subsidiary savings institution. Savings Bank of the Finger Lakes must notify the Office of Thrift Supervision 30 days before declaring any dividend to Finger Lakes Financial.

         As a unitary savings and loan holding company, Finger Lakes Financial generally will not be restricted under existing laws as to the types of business activities in which it may engage, provided that Savings Bank of the Finger Lakes continues to be a qualified thrift lender. See "--Federal Regulation of Savings Institutions--Qualified Thrift Lender Test" for a discussion of the qualified thrift lender requirements. Upon any non-supervisory acquisition by Finger Lakes Financial of another savings association, Finger Lakes Financial would become a multiple savings and loan holding company if the acquired institution is held as a separate subsidiary and would be subject to extensive limitations on the types of business activities in which it could engage. Federal law limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under the Bank Holding Company Act of 1956.

         Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the

Office of Thrift Supervision. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of a non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by Federal law; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of Savings Bank of the Finger Lakes and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

                                    TAXATION

Federal Taxation

         For federal income tax purposes, Finger Lakes Financial and its subsidiary file a consolidated federal income tax return on a calendar year basis using the accrual method of accounting.

         As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or be merged into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. Any post-1987 reserves must be recaptured, regardless of whether or not a particular thrift intends to convert its charter, be acquired, or diversify its activities. The recapture tax on post-1987 reserves is assessed in equal installments over the six taxable years beginning in 1996. However, if a thrift met the residential loan requirement included in the federal legislation, then the thrift could suspend its tax bad debt recapture for the 1996 and 1997 tax years. At December 31, 1999, Finger Lakes Financial had a balance of approximately $3.0 million of bad debt reserves that would be recaptured under this legislation.

         Deferred income taxes arise from the recognition of items of income and expense for tax purposes in years different from those in which they are recognized in the consolidated financial statements. Finger Lakes Financial accounts for deferred income taxes by the asset and liability method, applying the enacted statutory rates in effect at the balance sheet date to differences between the book basis and the tax basis of assets and liabilities. The resulting deferred tax liabilities and assets are adjusted to reflect changes in the tax laws.

         Finger Lakes Financial is subject to the corporate alternative minimum tax to the extent it exceeds Finger Lakes Financial's regular income tax for the year. The alternative minimum tax will be imposed at the rate of 20% of a specially computed tax base. Included in this base are a number of preference items, including interest on certain tax-exempt bonds issued after August 7, 1986, and an "adjusted current earnings" computation which is similar to a tax earnings and profits computation. In addition, for purposes of the alternative minimum tax, the amount of alternative minimum taxable income that may be offset by net operating losses is limited to 90% of alternative minimum taxable income.

         In 1998, Finger Lakes Financial Corp., MHC and its subsidiaries were audited by the Internal Revenue Service for tax years 1992 and 1995. Amended returns were filed, and approximately $22,000 in additional taxes were assessed and paid. For additional information regarding taxation, see Note 7 of Notes to Consolidated Financial Statements.

State Taxation

         New York State Taxation. Finger Lakes Financial and Savings Bank of the Finger Lakes report income on a combined calendar year basis to New York state. New York State Franchise Tax on corporations is imposed in an amount equal to the greater of (a) 9% of "entire net income" allocable to New York State (b) 3% of "alternative entire net income" allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications.

Executive Officers of the Company

         Listed below is information, as of December 31, 1999, concerning Finger Lakes Financial's executive officers. There are no arrangements or understandings between Finger Lakes Financial and any of persons named below with respect to which he or she was or is to be selected as an officer.

       Name             Age                   Position and Term
       ----             ---    ----------------------------------------------

G. Thomas Bowers        56     Chairman of the Board, President and Chief
                               Executive Officer.

Terry L. Hammond        50     Executive Vice President and Chief Financial
                               Officer.

Thomas A. Mayfield      53     Senior Vice President and Senior Loan Officer.

Leslie J. Zornow        35     Senior Vice President, retail banking.

ITEM 2.                        PROPERTIES

Properties

         At December 31, 1999, we conducted our business from our main office at 470 Exchange Street, Geneva, New York.

         The following table sets forth certain information with respect to the office and other properties of the Savings Bank of the Finger Lakes at December 31, 1999.

                                                                               Net Book
                                                                             Value/Lease
            Description/Address                    Leased/Owned            Expiration Date
            -------------------                    ------------            ---------------
                                                                       (Dollars in Thousands)

Main Office                                            Owned                    $ 631
470 Exchange Street
Geneva, New York

Branch Offices

Pyramid Mall                                          Leased                   May 2014
Routes 5 and 20
Geneva, New York

Seaway Plaza                                          Leased                  March 2011
Routes 5 and 20
Waterloo, New York

Commons                                               Leased                  March 2001
301 E. State Street
Ithaca, New York

South Meadow                                      Owned on Leased               $ 776
702 South Meadow Street                                Land                    May 2017
Ithaca, New York

Canandaigua                                       Owned on Leased               $ 747
659 South Main Street                                  Land                 September 2018
Canandaigua, New York


ITEM 3.  LEGAL PROCEEDINGS

         Although Finger Lakes Financial is involved, from time to time, in various legal proceedings in the normal course of business, there are no material legal proceedings to which Finger Lakes Financial presently is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

         The following table sets forth the high and low bid quotes for Finger Lakes Financial common stock and the adjusted cash dividends per share declared for the periods indicated. These quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and do not reflect actual transactions. This information has been obtained from monthly statistical summaries provided by the Nasdaq Stock Market. As of December 31, 1999 there were 1,180,052 publicly-held shares of Finger Lakes Financial common stock outstanding. In connection with the conversion, each share of Finger Lakes Financial's common stock will be converted into shares of Finger Lakes Financial common stock, based upon the exchange ratio that is described in other parts of this prospectus. Accordingly, the information in this table should be reviewed in conjunction with the exchange ratio at various levels of the offering range.



                                                                                             Cash Dividend
                                                   High Bid(1)           Low Bid(1)             Declared
                                                  ------------          -----------             ---------
Fiscal 1999
Quarter Ended December 31, 1999                    $   9.750             $   7.000             $    0.06
Quarter Ended September 30, 1999                   $  11.000             $   8.125             $    0.06
Quarter Ended June 30, 1999                        $  11.750             $  10.500             $    0.06
Quarter Ended March 31, 1999                       $  15.750             $  11.375             $    0.06

Fiscal 1998
Quarter Ended December 31, 1998                    $  13.250             $    9.00             $    0.06
Quarter Ended September 30, 1998                   $  19.375             $  11.000             $    0.06
Quarter Ended June 30, 1998                        $  21.500             $  18.625             $    0.06
Quarter Ended March 31, 1998                       $  24.750             $  14.750             $    0.05

--------------------

(1) Common stock prices and dividends have been adjusted to reflect two for one stock split effective March 2, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
                    OF FINGER LAKES FINANCIAL AND SUBSIDIARY

         The following tables set forth selected consolidated historical financial and other data of Finger Lakes Financial and the Savings Bank of the Finger Lakes for the periods and at the dates indicated. The information is derived in part from, and should be read together with, the Consolidated Financial Statements and Notes thereto of Finger Lakes Financial contained elsewhere in this Form 10-K.

                                                                  At December 31,
                                      ---------------------------------------------------------------------
                                         1999            1998           1997           1996          1995
                                      -----------    -----------     -----------    -----------    --------
                                                                   (In Thousands)
Selected Financial Condition Data:
  Total assets...................... $301,241        $282,376       $247,708        $200,429       $167,773
  Cash and cash equivalents.........    6,095           4,375          4,394           6,366          6,823
  Securities available for sale       118,750         115,333         99,880          83,830         61,719
  Securities held to maturity.......    1,593           4,640         14,096          13,347          4,705
  Loans, net........................  158,854         145,136        118,439          88,682         86,050
  Deposits..........................  208,132         202,434        186,534         153,832        144,846
  Advances from Federal Home
       Loan Bank....................   69,960          54,815         36,721          23,800             --
  Stockholders' equity..............   19,379          21,964         21,679          20,350         20,734

                                                              Year Ended December 31,
                                      -----------------------------------------------------------------------
                                         1999            1998           1997           1996          1995 (1)
                                      -----------    -----------     -----------    -----------    ----------
                                                      (In Thousands, except per share amounts)
Selected Operating Data:
  Total interest income.............  $20,317        $ 18,645        $15,840        $ 13,560       $  8,187
  Total interest expense............   12,021          11,201          9,197           7,370          4,426
                                      -------        --------        -------        --------       --------
   Net interest income..............    8,296           7,444          6,643           6,190          3,761
  Provision for loan losses.........      200             240            120             483            290
                                      -------        --------        -------        --------       --------
  Net interest income after provision
   for loan losses..................    8,096           7,204          6,523           5,707          3,471
  Noninterest income................    1,328           1,202            721           1,093            123
  Noninterest expense...............    7,259           7,213          5,835           6,741          5,068
                                      -------        --------        -------        --------       --------
  Income (loss) before income tax
   expense (benefit)................    2,165           1,193          1,409              59         (1,474)
  Income tax expense (benefit)......      860             469            562              23           (571)
                                      -------        --------        -------        --------       --------
  Net income (loss).................  $ 1,305        $    724        $   847        $     36       $   (903)
                                      =======        ========        =======        ========       ========
  Net income (loss) per share- basic  $   .37         $   .20        $   .24       $     .01       $   (.25)
                                      ========        =======        ========       ========       =========
  Net income (loss) per share -
   diluted........................... $   .36        $    .20       $    .24       $     .01       $   (.25)
                                      ========       ========        =======       =========       =========
  Dividends per share...............  $   .24        $    .23        $   .20        $    .20       $    .15
                                      =======        ========        =======        ========       ========
---------------------------

(1) Reflects eight months of operations insofar as the Savings Bank of Finger Lakes converted its fiscal year end from April 30 to December 31 in 1995.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         This discussion and analysis reflects Finger Lakes Financial's consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with Finger Lakes Financial's consolidated financial statements and their notes, and the other statistical data provided in this prospectus. This prospectus contains certain "forward- looking statements" which may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage and other loans, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

General

         Our results of operations depend primarily upon the results of operations of our wholly-owned subsidiary, Savings Bank of the Finger Lakes, which depend primarily on net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans and investment and mortgage- backed securities, and the interest we pay on our interest-bearing liabilities, primarily savings accounts, time deposits and other borrowings. Our results of operations are also affected by our provision for loan losses, other income and other expense. Other expense consists of non-interest expenses, including salaries and employee benefits, occupancy, data processing fees, deposit insurance premiums, advertising and other expenses. Other income consists of non-interest income, including service charges and fees, gain (loss) on sale of loans and securities and other income. Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, government policies and actions of regulatory authorities.

Financial Condition

         Our total assets as of December 31, 1999 were $301.2 million, a net increase of $18.8 million, or 6.7% from December 31, 1998. The increase was due primarily to a $13.8 million or 9.5% increase in our loan portfolio. Our loan growth is a result of competitive expansion into other markets within the Finger Lakes region in New York attracting new commercial and personal lending customers. With management's continued emphasis on lending activities, loans increased by $4.9 million, home equity loans increased by $5.3 million, and commercial business loans increased by $4.1 million. Securities classified as available for sale at December 31, 1999 were $118.8 million, an increase of $3.5 million from December 31, 1998, while securities classified as held to maturity at December 31, 1999 were $1.6 million, a decrease of $3.0 million from December 31, 1998. Other assets totaled $6.1 million at December 31, 1999, an increase of $2.6 million from 1998. This increase is primarily the result of deferred tax assets attributed to the unrealized losses on securities available for sale.

         The growth in assets during 1999 was funded by a combination of a $5.7 million increase in total deposits and a $15.1 million increase in borrowed funds. Certificates of deposit increased by $4.7 million and all other deposits increased by $1.0 million in 1999. Total deposit growth of $5.7 million is reflective of our expansion into the Ithaca and Canandaigua markets and aggressively pricing deposits, particularly certificates of deposit. The increase in borrowed funds reflects a continuation of our strategy of using funding sources other than retail deposits to support asset growth.

         Stockholders' equity totaled $19.4 million as of December 31, 1999, a decrease of $2.6 million from December 31, 1998. Although net income of $1.3 million in 1999 represents an 80.2% increase over 1998, the decrease in stockholders' equity results primarily from recognition of a $3.7 million unrealized loss in the fair value of securities available for sale, net of related deferred income taxes.

Average Balances, Net Interest Income and Yields Earned and Rates Paid

         The following table presents for the periods indicated the total dollar amount of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollar and rates, and the net interest margin. No tax-equivalent adjustments have been made and all average balances are daily average balances. Non-accruing loans have been included in the yield calculations in this table and dividends received are included as interest income.

                                    ----------------------  ------------------------------   ------------------------------
                                                  Yield/     Average               Yield/     Average               Yield/
                                     Balance       Rate      Balance   Interest     Rate      Balance   Interest     Rate
                                    --------     ---------  ---------  ---------  --------   --------   --------   --------
                                                                                             (Dollars In Thousands)
Interest-earning assets:
Loans(1).........................   $160,204      8.00%     $ 153,783  $  12,137   7.89%     $132,324   $10,821     8.18%
Securities (2)...................    123,866       6.42       128,761      8,173    6.35      119,256    7,810       6.55
Money market investments.........        200       4.75           114          6    5.26          293       14       4.78
                                    --------     ------     ---------  ---------  ------     --------   ------     ------
Total interest-earning assets        282,920       7.31       282,658     20,316    7.19      251,873    18,645      7.40
                                                 ------      --------  ---------  ------     --------    ------    ------
Non-interest-earning assets......     18,321                   11,101                          11,519
                                    --------                ---------                        --------
Total assets.....................   $301,241                $ 293,759                        $263,392
                                    --------                =========                        ========
Interest-bearing liabilities:
Deposits(3)......................   $208,132       4.15       208,166  $   8,660    4.16     $193,227   $8,678       4.49
Borrowed funds...................     69,960       5.64        61,923      3,360    5.43       45,771    2,523       5.51
                                    --------     ------     ---------  ---------  ------     --------   ------     ------
Total interest-bearing liabilities   278,092       4.53       270,089     12,020    4.45      238,998   11,201       4.69
                                                 ------                   ------             --------              ------
Non-interest-bearing liabilities      3,770                     2,601                           2,369
                                    --------                ---------                        --------
Total liabilities................    281,862                  272,690                         241,367
Stockholders' equity.............     19,379                   21,069                          22,025
                                    --------                ---------                        --------
Total liabilities and stockholders'
equity                              $301,241                 $293,759                        $263,392
                                    ========                 ========                        ========

Net interest income..............                                      $   8,296                        $7,444
                                                                       =========                        ======
Interest rate spread(4)..........                  2.78%                            2.74%                            2.71%
                                                  =====                             =====                            =====
Net interest margin(5)...........                                                   2.93%                            2.96%
                                                                                    =====                            =====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                                    104.65%                          105.39%
                                                                                  =======                          =======


                                      Year Ended December 31, 1997
                                     -----------------------------
                                      Average               Yield/
                                      Balance   Interest     Rate
Interest-earning assets:             --------   --------   ------
Loans(1).........................    $ 99,939   $  8,588    8.59%
Securities (2)...................     110,762      7,204     6.50
Money market investments.........         788         47     5.96
                                     --------   --------   ------
Total interest-earning assets         211,489     15,839     7.49
                                                --------   ------
Non-interest-earning assets......       7,820
                                     --------
Total assets.....................    $219,309
                                     ========

Interest-bearing liabilities:
Deposits(3)......................    $171,993   $  7,738     4.50
Borrowed funds...................      25,127      1,458     5.80
                                     --------   --------   ------
Total interest-bearing liabilities    197,120      9,196     4.67
                                                --------   ------
Non-interest-bearing liabilities        1,260
                                     --------
Total liabilities................     198,380
Stockholders' equity.............      20,929
                                     --------
Total liabilities and stockholders'
equity                               $219,309
                                     ========

Net interest income..............               $  6,643
                                                ========
Interest rate spread(4)..........                            2.82%
                                                             =====
Net interest margin(5)...........                            3.14%
                                                             =====
Average interest-earning assets
   to average interest-bearing
   liabilities                                             107.29%
                                                           =======

--------------------
(1) Includes premiums, net of deferred fees.
(2) Includes securities available for sale and held to maturity at amortized cost and Federal Home Loan Bank stock.
(3) Includes noninterest-bearing deposits.
(4) Represents the difference between the weighted average yield on interest-earning assets and the weighted average costs of average interest-bearing liabilities. (5)Net interest income divided by interest-earning assets.

Rate/Volume Analysis

         The following table describes the extent to which changes in interest rates and changes in volume of interest- related assets and liabilities have affected interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume), and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.



                                                                   Year Ended December 31,
                                          ---------------------------------------------------------------------------
                                                      1999 vs. 1998                        1998 vs. 1997
                                          -----------------------------------   -------------------------------------
                                            Increase/(Decrease)                     Increase/(Decrease)
                                                  Due to           Total Increase        Due to           Total Increase/
                                              ----------------------                  -----------
                                             Rate        Volume      (Decrease)     Rate        Volume      (Decrease)
                                          ---------    ---------     ----------   --------     ---------    ----------
                                                                           (In Thousands)
Interest-earning assets:
Loans...................................  $  (439)     $ 1,755       $1,316       $ (550)      $2,783       $ 2,233
Securities..............................     (259)         622          363          (54)         552           606
Money market investments................        1           (9)          (8)          (3)         (30)          (33)
                                          -------      -------       ------       ------       ------       -------
   Total interest-earning assets........     (697)       2,368        1,671         (499)       3,305         2,806
                                          -------      -------       ------       ------       ------       -------

Interest-bearing liabilities:

Deposits................................     (689)         671          (18)         (15)         955           940
Borrowed funds..........................      (53)         890          837         (133)       1,198         1,065
                                          -------      -------       ------       ------       ------       -------
    Total interest-bearing liabilities       (742)       1,561          819         (148)        2,153        2,005
                                          -------       ------       ------       ------       -------      -------

Increase (decrease) in net interest
   income...............................  $    45      $   807      $   852       $ (351)      $ 1,152      $   801
                                          ========     ========     =======      ========      =======      =======

Results of Operations

         Comparison of the years ended December 31, 1999 and 1998

         Net Interest Income. Our net interest income is determined by its interest rate spread (i.e., the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities) and the relative amounts of interest- earning assets and interest-bearing liabilities. Net interest income amounted to $8.3 million in 1999, an increase of $852,000 from 1998. The increase resulted from a $30.8 million increase in the total average interest-earning assets, primarily from loan growth, offset by a $31.1 million increase in average interest-bearing liabilities, the net of which contributed to a $807,000 increase in net interest income. The average interest rate spread in 1999 was 2.74% versus 2.71% in 1998. The average yield on interest-earning assets decreased 21 basis points, while the average cost of funds decreased 24 basis points from 1998 to 1999, the benefits of which contributed to a $45,000 increase in net interest income in 1999. The decline in the average yield on interest earning assets was attributable to a declining rate environment through the second quarter of 1999 and increased competitive pressures. The cost of funds, correspondingly, declined as a result of the rate environment, as well as deposit pricing strategies designed to lower the overall cost of deposits.

         Interest Income. Total interest income in 1999 amounted to $20.3 million, an increase of $1.7 million from 1998. Although the average yield on earning assets declined to 7.19% in 1999 compared to 7.40% in 1998, interest income on loans increased to $12.1 million in 1999, an increase of $1.3 million from 1998. This improvement was attributable to loan growth as the average total outstanding loan balance increased by $21.5 million to $153.8 million for 1999. Interest income on securities amounted to $8.2 million, an increase of $363,000 from the prior year. This increase was attributed to growth in the portfolio as the average outstanding securities balance increased by $9.5 million to $128.8 million for 1999.

         Interest Expense. Total interest expense in 1999 was $12.0 million, an increase of $819,000 from 1998. In 1999, interest expense on deposits amounted to $8.7 million while interest expense on borrowed funds amounted to $3.4 million. Interest expense on deposits remained essentially flat year over year, as an increase of $671,000 attributed to the growth in the average outstanding deposit base was offset by a decrease of $689,000 attributed to the decline of 0.33% in the average cost of deposits to 4.16%. However, interest expense on borrowings increased $837,000, from $2.5 million in 1998, due to a $16.1 million increase in average outstanding borrowings. The average cost of borrowed funds decreased 0.08% to 5.43% for the year ended December 31, 1999.

         Provision for Loan Losses. Our provision for loan losses amounted to $200,000 in 1999, a decrease of $40,000 from the prior year. Our allowance for loan losses amounted to $1.3 million as of December 31, 1999, or 0.84% of total loans outstanding, as compared to $1.2 million or 0.80% at December 31, 1998. The reduction in the provision reflects an improvement in the credit quality of the portfolio in 1999 as non-performing loans decreased $429,000 to $587,000 at December 31, 1999 from $1.0 million at December 31, 1998. Net charge-offs in 1999 were $27,000 versus $213,000 in 1998, representing 0.02% and 0.16%, respectively, of total average loans outstanding. The decrease in net charge-offs was primarily a result of a significant 1999 recovery for $90,000 of a previously charged-off commercial business loan bringing total recoveries to $185,000 in 1999 as compared to $80,000 in 1998. Also, gross loan charge offs declined by $81,000 to $212,000 in 1999 from $293,000 in 1998 as we devoted greater resources to monitoring of problem loans and collection efforts. The slight 4 basis point increase in the allowance for loan losses as a percentage of total loans outstanding is a result of qualitative factors including, but not limited to, the substantial growth in multi-family and commercial business loans and entry into new markets. Management reviews the adequacy of the allowance for loan losses quarterly through an asset classification and review process and an analysis of the level of loan delinquencies and general market and economic conditions.

         Noninterest Income. Noninterest income, consisting primarily of service charges on deposit accounts, loan servicing fees, income from the sale of annuities and mutual funds, and gains and losses on loans and securities sold, was $1.3 million in 1999, an increase of $126,000 or 10.5% compared to 1998. Service charges were $1.0 million in 1999, an increase of $224,000 over 1998. Net gains on sales of securities in 1999 were $77,000, as compared to $106,000 in 1998. Net gains on sales of loans were $224,000 in 1999, as compared to $277,000 in 1998.

         Noninterest Expense. Noninterest expense amounted to $7.3 million in 1999, comparable to 1998. However, excluding provisions for environmental remediation, expenses increased $576,000 or 8.7%. This increase reflects our investment in the future with increased staff, branch expansion, and upgrading technological capabilities for data processing. Increases of $269,000 in salaries and employee benefits expense and $177,000 in office occupancy and equipment expense were primarily the result of a full year of expenses including depreciation expense relating to a new branch office in Canandaigua, New York. Data processing expense amounted to $159,000, an increase of $40,000 or 33.6%. This increase is primarily the result of additional processing costs associated with the new branch office, and data communications upgraded at two branches in Ithaca, New York. We recorded provisions for environmental remediation of real estate owned of $90,000 during 1999, as compared to $620,000 in 1998. This decrease is primarily the result of management's determination of the provision required each year to ensure that the accrual established for environmental remediation as of December 31 is appropriate. See note 13 of the "Consolidated Financial Statements." Professional fees of $347,000 in 1999, which includes legal, consulting and accounting services, remained consistent in 1999 as compared to 1998 as did deposit insurance premiums, which totaled $120,000 for 1999. Marketing and advertising expense decreased $16,000 to $248,000 in 1999, reflecting larger media expenditures in 1998 relating to the new branch office in Canandaigua. Real estate owned expenses increased $63,000 to $72,000 in 1999 as compared to $9,000 in 1998, reflecting higher levels of foreclosure in 1999, as well as fewer gains on sale of real estate owned. Other noninterest expense of $1.2 million in 1999 is comprised of expenses such as postage, office supplies, telephone charges, loan servicing expenses, directors fees, and third party check processing charges and remains consistent with the prior year.

         Income Taxes. Our recorded income tax expense was $860,000 for the year ended December 31, 1999 on income before taxes for the year of $2.2 million, reflecting an effective tax rate of 39.7%. In 1998, the effective rate was 39.3%.

         Comparison of the years ended December 31, 1998 and 1997

         Net Interest Income. Net interest income amounted to $7.4 million in 1998, an increase of $801,000 from the prior year. The average interest rate spread in 1998 was 2.71%, versus 2.82% in 1997. The average yield on interest- earning assets decreased 9 basis points, while the average cost of funds increased 2 basis points from 1997 to 1998.

         Interest Income. Total interest income in 1998 amounted to $18.6 million, an increase of $2.8 million from 1997. Although the average yield on earning assets declined to 7.40% in 1998 compared to 7.49% in 1997, interest income on loans increased to $10.8 million in 1998, an increase of $2.2 million from $8.6 million in 1997. This improvement was attributable to loan growth as average total outstanding loans increased by $32.4 million to $132.3 million for 1998. Interest income on securities amounted to $7.8 million, an increase of $606,000 from $7.2 million in 1997. This increase was attributed to growth in the portfolio as the average outstanding securities balance increased by $8.5 million to $119.3 million for 1998.

         Interest Expense. Total interest expense for 1998 increased $2.0 million to $11.2 million from $9.2 million in 1997. Interest expense on deposits increased to $8.7 million in 1998 from $7.7 million in 1997 while interest expense on borrowed funds increased $1.0 million to $2.5 million in 1998. The increase in interest expense on deposits was attributed to the growth in the average outstanding deposit base of $21.2 million to $193.2 million. The average cost of deposits remained essentially flat at 4.49%, as compared to 4.50% in 1997. The increase in interest expense on borrowed funds is attributable to an increase in the average outstanding borrowings of $20.7 million partially offset by the average cost of borrowings decreasing in 1998 to 5.51%, from 5.80% in 1997. The overall average cost of funds for the year ended December 31, 1998 was 4.69%, increasing slightly from 4.67% in 1997.

         Provision for Loan Losses. Our provision for loan losses increased to $240,000 in 1998 from $120,000 in 1997. Our allowance for loan losses amounted to $1.2 million as of December 31, 1998 or 0.80% of total loans outstanding, as compared to $1.1 million as of December 31, 1997 or 0.96% of total loans outstanding. Net charge-offs in 1998 were $213,000 versus $59,000 in 1997, representing 0.16% and 0.06%, respectively, of total average loans outstanding. Non- performing loans increased from $564,000 as of December 31, 1997 to $1,016,000 as of December 31, 1998.

         Noninterest Income. Noninterest income was $1.2 million in 1998, an increase of $480,000 or 66.7% from 1997. Service charge income for 1998 was $803,000, as compared to $508,000 for 1997, an increase of $295,000 or 58.1%.
This increase reflects increased service charges on deposit accounts of $128,000. Also, income from the sale of annuities and mutual funds from our investment subsidiary increased from $62,500 in 1997 to $146,000 in 1998. Net gains on sales of securities in 1998 were $106,000 as compared to $142,000 in 1997. Net gains on sales of loans were $276,000 in 1998 as compared to $27,000 in 1997.

         Noninterest Expense. Noninterest expenses amounted to $7.2 million in 1998, an increase of $1.3 million from $5.8 million in 1997. However, excluding provisions for environmental remediation, expenses increased $908,000 or 16.7%. Salaries and employee benefits increased $454,000 to $3.3 million in 1998 from $2.9 million in 1997, and office occupancy and equipment expenses increased $350,000 to $1.2 million in 1998 from $860,000 in 1997. These increases were primarily the result of two new branch offices opened during 1997 and 1998. Professional fees, which primarily include legal and audit fees, increased $27,000 to $342,000 in 1998 from $315,000 in 1997. Data processing expenses decreased by $57,000 to $119,000 in 1998 as a result of a system conversion in October 1997 from a service bureau to an in-house system, thereby reducing third party support fees. We also reduced real estate owned expense by $47,000, primarily from the disposal or sale of various properties in 1997 and fewer properties held in 1998 as compared to 1997. Noninterest expense for 1998 also includes a loss provision of $620,000 established for environmental remediation costs associated with a former laundry site acquired through foreclosure in 1989, as compared to a loss provision of $150,000 in 1997. See note 13 of the "Consolidated Financial Statements."

         Income Taxes. We recorded income tax expense of $469,000 for 1998 on income before taxes of $1,193,000, reflecting an effective tax rate of 39.3%, which is consistent with the effective tax rate in 1997 of 39.9%.

Quantitative and Qualitative Disclosures About Market Risk

         The following table presents the difference between our interest-earning assets and interest-bearing liabilities within specified maturities at December 31, 1999. This table does not necessarily indicate the impact that general interest rate movements would have on our net interest income because the repricing of certain assets and liabilities is subject to competitive pressure and certain limitations. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and at different volumes.

                                                              More than 1   More Than 3
                                     Within 3      4 to 12      Year to      Years to       Over
                                      Months       Months       3 Years       5 Years    Five Years    Total
                                    -----------  -----------  -----------  -----------  -----------  ---------
                                                                (Dollars In Thousands)
Interest-earning assets:(1)
Mortgage loans(2)................   $ 5,733      $26,463      $ 37,259     $ 32,330     $ 19,625     $121,410
Other loans(2)...................    14,758        3,103         8,213        7,490        4,480       38,044
Securities available for sale(3)     18,767       14,353        23,074       13,309       49,247      118,750
Securities held to maturity(3)          --            30            67           75        1,421        1,593
                                    -------      --------     --------     --------     --------      -------
Federal Home Loan Bank Stock            --           --            --           --         3,523        3,523
   Total interest-earning assets     39,258        43,949       68,613       53,204       78,296      283,320
                                    -------      --------     --------     --------     --------      -------

Interest-bearing liabilities:
Deposits:(4)
   NOW accounts..................       734        2,203         4,112        1,645        1,096        9,790
   Savings accounts..............     3,457       10,371        19,359        7,744        5,162       46,093
   Money market accounts.........       377        1,129         2,109          843          562        5,020
   Certificates of deposit.......    26,492       71,816        28,521        5,642           73      132,544
   Borrowings....................    17,100       27,000         8,860       15,000        2,000       69,960
                                    -------      -------      --------     --------     --------     --------
     Total interest-bearing
       liabilities                   48,160      112,519        62,961       30,874        8,893      263,407
                                    -------      --------     --------     --------     --------      -------
Excess (deficiency) of
   interest-earning assets over
   interest-bearing liabilities     $(8,902)    $(68,570)     $  5,652    $  22,330     $ 69,403     $ 19,913
                                    ========    ========      ========    =========     ========    ========
Cumulative excess (deficiency) of
   interest-earning assets over
   interest-bearing liabilities     $(8,902)    $(77,472)     $(71,820)   $(49,490)     $ 19,913
                                    ========    ========      =========    ========     ========
Cumulative excess (deficiency)
   of interest-earning liabilities
   as a percentage of total assets    (2.96)%     (25.72)%      (23.84)%    (16.43)%        6.61%
                                    =========   ========      =========    ========      ========

--------------------
(1) Adjustable- and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization, in each case adjusted to take into account estimated prepayments. For fixed-rate mortgages and mortgage-backed securities, annual prepayment rates ranging from 5% to 10.5%, based on the type of loan or mortgage security and the coupon rate, were used.
(2) Balances have been reduced for non-performing loans, which amounted to $587,000 at December 31, 1999.
(3)  Amounts shown are at carrying amounts.
(4) Our negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts are generally subject to immediate withdrawal. However, management considers a certain portion of these accounts to be core deposits having significantly longer effective maturities based on our retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 30% of the declining balance of such accounts during the period shown. Management believes these rates are indicative of expected withdrawal rates in a rising interest rate environment. If all of our NOW accounts, passbook savings account and money market accounts had been assumed to be subject to repricing within one year, the cumulative one-year deficiency of interest-earning assets to interest-bearing liabilities would have been $120.1 million or 39.9% of total assets.

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

         The OTS requires the Savings Bank of the Finger Lakes to measure interest rate risk by computing estimated changes in the net portfolio value ("NPV") of cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. These computations estimate the effect on NPV of sudden and sustained 1% to 3% increases and decreases in market interest rates. The Savings Bank of the Finger Lakes' board of directors has adopted an interest rate risk policy which establishes maximum decreases in estimated NPV in the event of 1%, 2% and 3% increases and decreases in market interest rates, respectively. The following tables set forth those limits and certain calculations, based on information provided to the Savings Bank of the Finger Lakes by the OTS, with respect to the sensitivity of NPV to changes in market interest rates at December 31, 1999.

   Basis Point
     Change
    in Rates                 Estimated Net Portfolio Value                      NPV as % of PV of Assets
    --------         -------------------------------------------             ------------------------------
                     $ Amount        $ Change           % Change             NPV Ratio          BP Change
                     --------        --------           --------             ---------          ---------
                               (Dollars in Thousands)
      +300           $ 5,753        $(16,765)             (74)%                2.05%             (538) bp

      +200            11,628         (10,890)             (48)                 4.04              (339) bp
      +100            17,410          (5,108)             (23)                 5.89              (155) bp
        NC            22,518                                                  7.43
      -100            27,732            5,214               23                 8.94               150  bp
      -200            28,594            6,076               27                 9.12               169  bp
      -300            28,801            6,283               28                 9.11               168  bp


         As shown by the table, increases in interest rates will significantly decrease our NPV, while decreases in interest rates will result in smaller net increases in our NPV The table suggests that in the event of a 200 basis point change in interest rates we would experience a decrease in NPV as a percentage of assets to 4.04% from 7.43% in a rising interest rate environment and a increase in NPV as a percentage of assets to 9.12% from 7.43% in a decreasing interest rate environment.

         In order to offset some of our interest rate risk we are seeking to extend the maturities of our FHLB advances and other liabilities, while adding shorter duration assets, including shorter term commercial business loans.

         The Board of Directors is responsible for reviewing asset liability management policies. On at least a quarterly basis, the Board reviews interest rate risk and trends, as well as liquidity and capital ratios and requirements. Management is responsible for administering the policies and determinations of the Board of Directors with respect to our asset and liability goals and strategies.

Liquidity and Capital Resources

         Our liquidity management objective is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses the ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise. Our primary sources of internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations, and cash flows generated by investments. External sources of funds include increases in deposits and advances from the FHLB.

         Savings Bank of the Finger Lakes is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years of less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. At December 31, 1999, Savings Bank of the Finger Lakes' liquidity, as measured for regulatory purposes, was in excess of the minimum OTS requirement. Savings Bank of the Finger Lakes will receive 50% of the net proceeds of the offering, or approximately $5.1 million at the minimum of the offering range and $7.1 million at the maximum of the offering range. Management of Savings Bank of the Finger Lakes intends to initially invest a substantial portion of these funds in shorter-term investments that are considered "liquid" investments, and, as a result, Savings Bank of the Finger Lakes' liquidity will be initially increased due to the proceeds received from the stock offering. The effects of the stock offering on liquidity are likely to decrease over time as the offering proceeds are deployed into other investments and activities, such as establishing or acquiring additional branch offices, funding new loans, and funding the recognition and retention plan or for general corporate purposes.

         At December 31, 1999, we had loan commitments of $3.1 million and unused lines of credit of $14.7 million extended to borrowers. We believe that we have adequate resources to fund loan commitments as they arise. If we require funds beyond our internal funding capabilities, additional advances from the FHLB are available including a line of credit agreement with a maximum available limit of $29.2 million . At December 31, 1999, approximately $98.3 million of time deposits were scheduled to mature within a year, and we expect that a portion of these time deposits will not be renewed upon maturity.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended by SFAS No. 137, establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument depends on the intended use of the derivative and the type of risk being hedged. This statement is effective for all quarters of fiscal years beginning after June 15, 2000, although earlier adoption is permitted. We do not currently invest in derivative instruments, therefore the provisions of SFAS No. 133 are not expected to have a significant effect on our consolidated financial statements. SFAS No. 133 also permits certain reclassifications of securities from the held-to-maturity to the available-for-sale classification. We have no current intention to reclassify any securities pursuant to SFAS No. 133.

Year 2000

         We developed and implemented a plan to resolve issues associated with computer systems and related embedded technology with respect to the rollover of the two digit year value to 00 ("Year 2000"). The issue was whether computer systems would properly recognize the date sensitive information when the year changed to 2000.

         We have not experienced any significant issues associated with the Year 2000 problem as a result of the date change to January 1, 2000 or any date subsequent thereto. The incremental costs related to the Year 2000 compliance were approximately $137,800 in 1999 and $51,500 in 1998, respectively. Any additional incremental costs associated with Year 2000 issues are not expected to be material. Management will continue to monitor operations through the year 2000 and although no assurances can be given, it is not expected that any future adverse developments will arise with respect to Year 2000.

Impact of Inflation and Changing Prices

         The consolidated financial statements and related notes of Finger Lakes Financial have been prepared in accordance with generally accepted accounting principles ("GAAP"). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section includes the information required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements identified in Item 14(a)(1) hereof are incorporated by reference hereunder.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                      MANAGEMENT OF FINGER LAKES FINANCIAL
Directors

         The Board of Directors of Finger Lakes Financial is composed of nine members. Directors of Finger Lakes Financial are generally elected to serve for a three year term or until their respective successors shall have been elected and shall qualify. The following table sets forth certain information regarding the composition of the Board of Directors as of December 31, 1999 including their terms of office.

                                       Position Held at                                         Current Term
       Name               Age       Finger Lakes Financial           Director Since (1)           to Expire
------------------    ---------     ----------------------          ------------------         --------------
G. Thomas Bowers             56     Chairman of the Board, President        1995                      2001
                                    and Chief Executive Officer
Michael J. Hanna             54     Director                                1994                      2000
Chris M. Hansen              64     Director                                1983                      2002
Richard J. Harrison          54     Director                                1997                      2001
James E. Hunter              64     Director                                1990                      2000
Ronald C. Long               63     Director                                1994                      2000
Bernard G. Lynch             69     Director                                1962                      2001
Arthur W. Pearce             57     Director                                1998                      2001
Joan C. Rogers               66     Director                                1993                      2002
----------

(1) Reflects initial appointment to Finger Lakes Financial's predecessors.

         The principal occupations of each director and executive officer of Finger Lakes Financial during at least the past five years is set forth below.

         G. Thomas Bowers has served as the Company's President and Chief Executive Officer since July 1995. In 1998 Mr. Bowers was elected Chairman of the Board of Directors. He was President and Chief Executive Officer of Citizens Savings Bank, FSB, Ithaca, New York, from July 1992 until December 1994. Mr. Bowers was employed by Columbia Banking Savings and Loan Association, Rochester, New York, from 1987 until June 1992, serving as President and Chief Executive Officer from April 1991 until June 1992.

         Michael J. Hanna has served as Director of Athletics at Hobart and William Smith Colleges, Geneva, New York, since 1981.

         Chris M. Hansen is retired from the position as President of C.M. Hansen Farms, Inc., located in Hall, New York, which owns a citrus operation in LaBelle, Florida.

         Richard J. Harrison served as Executive Vice President and Director of Dominion Capital Corporation, Fairport, New York, since 1994. Mr. Harrison is President of Newwwdeal.com, an internet service company founded in 1999, as well as principal in Atlantic Associates, a consulting organization. He was also President of United Auto Finance, Inc., Fairport, New York, from 1994 to December 1998. Prior to 1994, Mr. Harrison was employed by Rochester Community Savings Bank, Rochester, New York, serving as President of its subsidiary, American Credit Services, Inc.

         James E. Hunter is a professor at Cornell University and the Director of the New York State Agricultural Experiment Station, Geneva, New York.

         Ronald C. Long is President of Long Milk Haulers, Inc., Penn Yan, New York, which owns and operates a milk hauling and trucking operation.

         Bernard G. Lynch is retired from his position as President of the Lynch Furniture Co., Inc., a retail furniture outlet with stores in Geneva and Auburn, New York, where he served full-time in the position until 1992.

         Arthur W. Pearce retired in July 1997 after over 20 years in mortgage banking. From December 1994 until July 1997 he was Senior Vice President, Community Banking, of M&T Bank, Ithaca, New York, and from December 1992 until December 1994 he was Executive President of Citizens Savings Bank, FSB, Ithaca, New York.

         Joan C. Rogers is retired from her position as Vice President of BJR Broadcasting, Seneca Falls, New York, where she served in such capacity for more than the past five years.

         Terry L. Hammond has served as the Company's Executive Vice President, Chief Financial Officer and Secretary since January 1, 1999. Prior to that, he served as Senior Vice President, Chief Financial Officer and Secretary since joining the Company in 1990. Prior to that, Mr. Hammond was employed by Monroe Savings Bank, Rochester, New York, in the same capacity.

         Thomas A. Mayfield serves as the Company's Senior Vice President and Senior Loan Officer. He joined the Company in that capacity in April 1996. For two years prior to that, Mr. Mayfield served in a similar capacity at Savannah Bank, N.A., Savannah, New York.

         Leslie J. Zornow has served as the Company's Senior Vice President, Retail Banking, since January 1, 1999. Prior to that, she served as Vice President, Branch Administration and Marketing from 1996 to 1998 and as Vice President, Human Resources and Marketing since joining the Company in 1995. Prior to that, Ms. Zornow was employed by Monroe County, New York, Department of Communications as Deputy Director.

ITEM 11.  EXECUTIVE COMPENSATION

         Shown on the table below is information on the annual and long-term compensation for services rendered to Finger Lakes Financial in all capacities, for the years ended December 31, 1999, 1998 and 1997, paid by Finger Lakes Financial to its Chief Executive Officer and Executive Vice President. No other executive officer of the Company received salary and bonus in excess of $100,000 in 1999.




                                                                Annual Compensation
                                                 --------------------------------------------------
                                                                                       Other
             Name and                                                                 Annual
        Principal Position             Year      Salary($)(1)     Bonus($)      Compensation ($)(2)
----------------------------------   --------    ------------    -----------    -------------------
G. Thomas Bowers, President            1999       $ 182,606       $ 20,947              $ 0

and Chief Executive Officer            1998         174,585         20,227                0
                                       1997         168,562              0                0
----------------------------------   --------    ------------    -----------   -------------------
Terry L. Hammond, Executive Vice       1999        $ 96,100        $ 8,610              $ 0
President and Chief Financial
Officer                                1998          86,100          8,320                0
                                       1997          83,203              0                0


                                                     Long-Term Compensation
                                       -----------------------------------------------
                                        Restricted                          All Other
             Name and                      Stock           Option         Compensation
        Principal Position             Awards ($)(3)    Grants(#)(4)           (5)
----------------------------------     -------------    -------------   --------------
G. Thomas Bowers, President                 $ 0                0              $ 7,606
                                                                               -----
and Chief Executive Officer                 54,250             0               10,610
                                           128,469             0               24,160
----------------------------------     -------------   --------------  ---------------
Terry L. Hammond, Executive Vice            $ 0                0              $ 3,512
President and Chief Financial
Officer                                       0                0                6,693
                                         35,750            8,600                7,776
--------------------------------------------------------------------------------------

(1) The amounts shown include cash compensation earned and paid during the year indicated as well as cash compensation deferred at the executives' election into the 401(k) Plan. The Company makes no contributions to the 401(k) Plan.
(2) Does not reflect the value of perquisites and other personal benefits because the aggregate amount of such compensation for any year did not exceed 10% of the executives' annual salary and bonus for that year.
(3) The amounts shown reflect restricted awards of common stock under the Company's 1996 Management Recognition Plan. See "Executive Compensation--1996 Management Recognition Plan" below. The amounts shown represent the aggregate market value of the shares awarded on the dates of the awards (for Mr. Bowers 2,800 shares awarded in 1998; 9,500 shares awarded in 1997 and for Mr. Hammond 3,000 shares awarded in 1997). The awards vest and the shares are paid out over periods ranging from three to five years, each commencing one year from the respective award date. The total number and dollar value of shares credited to Mr. Bowers' award account at 1999 year-end, based on the market value of the common stock on December 31, 1999 ($8.00 per share) was 13,946 shares ($111,568). Mr.
     Hammond's total number of shares and dollar value at 1999 year end was 5,720 shares and $45,763. Dividends are payable on such shares at the same rate as dividends are paid on other shares of common stock.
(4)  See "Executive Compensation--1996 Stock Option Plan" below.
(5) The amounts shown reflect: (i) the aggregate market value, on the date of allocation, of shares of common stock allocated during the referenced year to Mr. Bowers' account under the ESOP ($4,376 at December 31, 1999; $7,481 at December 31, 1998; $23,066 at December 31, 1997 (see "Executive Compensation--Employee Stock Ownership Plan" below); and (ii) the compensatory value ($3,230 in 1999; $3,129 in 1998; $1,094 in 1997) of life insurance premiums paid by Finger Lakes Financial on Mr. Bowers' behalf. The amounts shown for Mr. Hammond reflect the aggregate market value, on the date of allocation of shares of common stock allocated during the referenced year to Mr. Hammond's account under the ESOP.

1996 Management Recognition Plan

         The objective of the Company's 1996 Management Recognition Plan (the "Recognition Plan") is to enable the Company to provide certain of its officers and other employees with a proprietary interest in the Company, through restricted stock awards which vest at subsequent dates, as compensation for their contributions to the Company as well as an incentive to make such contributions in the future by continuing their employment with the Company. The Recognition Plan has been funded with 47,200 shares of common stock (purchased on the open market in 1996 with funds provided by the Company), which are held by a third-party trustee until they are awarded, and thereafter vested and distributed, to recipient employees in accordance with the terms of the Recognition Plan.

         The Recognition Plan is administered by the Salary and Personnel Committee of the Board of Directors (the "Committee"), which consists solely of disinterested directors. The Committee determines, among other things, the employees who are to receive restricted stock awards under the Recognition Plan, the number of shares covered by each award, and the vesting schedule by which awarded shares vest and are paid out by the trustee to each recipient. Under the terms of the Recognition Plan, the trustee is authorized to vote, in its discretion, all Recognition Plan shares which have not yet vested. Dividends are payable on awarded shares, for the benefit of the respective recipients, at the same rate as dividends are paid on other shares of common stock. The Recognition Plan also contains customary anti-dilution provisions. The Board of Directors of Finger Lakes Financial can terminate the Recognition Plan at any time.

         If an award recipient's employment with Finger Lakes Financial is terminated by reason of his or her death, disability or retirement, or in the event of a change in control of Finger Lakes Financial, all shares subject to the award become immediately vested and payable to the recipient. However, upon any other termination of an award recipient's employment, all rights to shares not yet vested are forfeited.

         At December 31, 1999, an aggregate of 47,200 shares of common stock has been awarded under the Recognition Plan to an aggregate of ten employees, including the Chief Executive Officer and Finger Lakes Financial's three other current executive officers. Shares awarded under the Recognition Plan vest over periods ranging from three to five years, each commencing one year from the respective award date.

1996 Stock Option Plan

         The Company's 1996 Stock Option Plan (the "Option Plan") is designated to improve the growth and profitability of the Company by providing its employees with a proprietary interest in the Company as an incentive to contribute to the success of the Company and to reward employees for outstanding performance. The Option Plan is intended to be qualified under Section 422 of the Internal Revenue Code of 1986, as amended, and provides for the grant of incentive stock options, non-statutory stock options and stock appreciation rights. An aggregate of 118,000 shares of common stock are available for option grants under the Option Plan. The Option Plan terminates in 2006.

         The Option Plan is administered by the Salary and Personnel Committee, which determines, among other things, the employees who are to receive options under the Option Plan, the types of options to be granted and the number of shares covered by each option. The exercise price of each option must be at least equal to the market value of the common stock on the option grant date (or 110% of such market value in the case of an incentive stock option granted to a holder of 10% or more of the outstanding common stock).

         Options vest and become exercisable at the rate of 20% per year, commencing one year from the option grant date. Options are only exercisable upon vesting and until the earlier of ten years after the option grant date (or five years after the option grant date in the case of an incentive stock option granted to a holder of 10% or more of the outstanding common stock) or three months after termination of the optionee's employment with the Company. However, if an optionee's employment is terminated due to death, disability or retirement, or in the event of a change in control of Finger Lakes Financial, the optionee or his or her estate has one year following termination in which to exercise an otherwise exercisable option. Options are non-transferable except by will or the laws of descent and distribution. The Option Plan also contains customary anti-dilution provision.

         Under the Option Plan, the Committee is also authorized to grant stock appreciation rights, under which an optionee may surrender an exercisable option in return for payment by Finger Lakes Financial of cash or common stock in an amount equal to the excess of the then-current market value of the common stock over the exercise price of the surrendered option.

         At December 31, 1999, options to purchase an aggregate of 109,000 shares of common stock, at prices ranging from $6.75 to $14.50 per share, were outstanding and held by an aggregate of 10 employees, including the Chief Executive Officer and the three other current executive officers.

         Shown below is information with respect to the total unexercised options to purchase common stock held by the executives at December 31, 1999. No options were granted to or exercised by the executives during 1999.

       Aggregated Option Exercises in 1999 and Year-End Option Values

                                                                                               Value of All Unexercised
                                                             Unexercised Option Held            In-the-Money Options at
                                                                 at Year End(#)                      Year End($)(1)
                                                            ----------------------------     -------------------------------
                              Shares Acquired    Value
            Name              on Exercise(#)   Realized($)  Exercisable    Unexercisable      Exercisable      Unexercisable
------------------------      ---------------  ----------   -----------    -------------      -----------       -----------
G. Thomas Bowers                     0             0          17,700          11,800             None              None
Terry L. Hammond                     0             0          12,320           9,880             2,700            1,800

----------
(1) Expressed as the excess of the per share market value of the common stock at December 31, 1999 ($8.00) over the per share exercise price of the options.

Employee Stock Ownership Plan ("ESOP")

         The purpose of the ESOP is to recognize and reward the contributions made to Finger Lakes Financial by its employees. Employees who have at least one year of credited service with Finger Lakes Financial (including Finger Lakes Financial and Savings Bank of the Finger Lakes in its forms prior to the Reorganization) and who have attained age 21 are eligible to participate in the ESOP.

         The ESOP borrowed funds in 1994 from a third-party lender in order to fund the purchase of 94,396 shares of common stock. Subsequent to the 1998 Reorganization, the third-party loan was repaid with the proceeds of a loan from Finger Lakes Financial. The loan to the ESOP, which bears interest at a fixed rate of 7.75% per annum, will be repaid principally from Finger Lakes Financial's contributions to the ESOP over ten years. Finger Lakes Financial may, in any years, make additional discretionary contributions for the benefit of plan participants in either cash or shares of common stock (which may be newly issued or acquired by the purchase of outstanding shares). Such purchases, if made, may be funded through additional borrowing by the ESOP or additional contributions from Finger Lakes Financial. The timing, amount and manner of future contributions to the ESOP will be affected by various factors, including prevailing regulatory policies, the requirements of applicable laws and regulations and market conditions.

         The shares purchased by the ESOP with the proceeds of the loan are held in a suspense account and released on a pro rata basis as debt service payments are made. Discretionary contributions to the ESOP, and the release of shares from the suspense account, are allocated among participants on the basis of compensation. Forfeitures are reallocated among remaining participants and may reduce any amount Finger Lakes Financial might otherwise have contributed to the ESOP. Allocations may be paid out to a participant, either in shares of common stock or in cash, upon retirement, early retirement or separation from service. Finger Lake Financial's contributions to the ESOP are not fixed, so benefits payable under the ESOP cannot be estimated. Recipients of shares paid out under the ESOP must give Finger Lakes Financial a right of first refusal when selling the shares so acquired.

         The trustees under the ESOP must vote all allocated shares held in the ESOP in accordance with the instructions of the participating employees, and unallocated shares, as well as allocated shares for which employees do not give instructions, must be voted in the same ratio as the shares for which instructions are given. The ESOP is subject to the Employee Retirement Income Security Act of 1974, as amended, as well as the regulations of the Internal Revenue Service and the Department of Labor.

Employment Agreements

         During 1999, Mr. Bowers was compensated for his services as President, Chief Executive Officer and a director of Finger Lakes Financial pursuant to an employment agreement with Finger Lakes Financial dated January 26, 1995 (the "Employment Agreement"). The Employment Agreement provides for an annual base salary, subject to increases in the sole discretion of Finger Lakes Financial, and customary fringe benefits. As an annual incentive, the Employment agreements also provides for the payment, in the sole discretion of the Board of Directors, of an annual bonus. In 1999, Mr. Bowers received a bonus of $20,947.

         The Employment Agreement may be terminated by either Mr. Bowers or Finger Lakes Financial at any time upon ten days' notice. However, if Finger Lakes Financial terminated the Employment Agreement without cause or fails to comply with any material provision thereof, or if Mr. Bowers terminates the Employment Agreement for good reason, Mr. Bowers will be entitled to severance pay amounting to 2.99 times the average annual compensation paid him during the last five years of his employment by Finger Lakes Financial. In addition, Mr. Bowers may continue to participate in employee benefit plans of Finger Lakes Financial (other than retirement and stock compensation plans) for three years following his termination.

         Pursuant to the Employment Agreement, Mr. Bowers is also the beneficiary of a non-qualified, unfunded Supplemental Retirement Agreement with Finger Lakes Financial dated February 28, 1995 and amended June 22, 1998 (the "Retirement Agreement"), which provides that, upon his reaching age 62, Finger Lakes Financial will pay Mr. Bowers or his surviving spouse $30,000 per year for 20 years (or, upon their earlier deaths, a lump sum payment to their estates), subject to a downward adjustment equal to 6% of the total cash value in all policies subject to any split dollar agreement in effect as of Mr. Bower's 62nd birthday. Such payments will be provided in part by premiums paid under an insurance policy on Mr. Bower's life maintained for Finger Lakes Financial's benefit. The Retirement Agreement vests at the rate of 20% per year on June 30 of each year. The Retirement Agreements is currently 80% vested, and would pay Mr. Bowers, were his employment to terminate currently, $24,000 per year upon his reaching age 62.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

         Persons and groups who beneficially own in excess of five percent of Finger Lakes Financial Common Stock are required to file certain reports with the Securities and Exchange Commission ("SEC") regarding such ownership pursuant to the Securities Exchange Act of 1934 (the "Exchange Act"). The following table sets forth, as of the Record Date, the shares of common stock beneficially owned by named executive officers individually, by executive officers and directors as a group and by each person who was the beneficial owner of more than five percent of Finger Lakes Financial Corp.'s outstanding shares of common stock on the Record Date.

                                                        Amount of Shares                   Percent of Shares
             Name and Address of                        Owned and Nature                    of Common Stock
              Beneficial Owner                     of Beneficial Ownership(1)             Outstanding (1) (2)
   ---------------------------------------         --------------------------         -----------------------
Finger Lakes Financial Corporation, M.H.C.                      2,389,948                          66.9%
470 Exchange Street
Geneva, New York 14456

     G. Thomas Bowers(3)                                           85,865                           2.4%
     Michael J. Hanna(4)                                              200                           0.0%
     Chris M. Hansen(5)                                             9,083                           0.3%
     Richard J. Harrison                                            7,158                           0.2%
     James E. Hunter                                                3,008                           0.1%
     Ronald C. Long(6)                                              8,640                           0.2%
     Bernard G. Lynch                                               7,250                           0.2%
     Arthur W. Pearce                                               5,000                           0.1%
     Joan C. Rogers                                                 5,100                           0.1%
     Terry L. Hammond(7)                                           27,145                           0.8%
     Thomas A. Mayfield(8)                                         21,702                           0.6%
     Leslie J. Zornow(9)                                            9,067                           0.3%
     All directors and executive officers
     as a group (12 persons)                                      189,218                          16.0%

------------------------------
(1)  Based on 3,570,000 shares outstanding.
(2) Based on 1,180,052 shares held by persons other than Finger Lakes Financial Corp., MHC.
(3) Includes (i) 4,000 shares owned by Mr. Bowers' wife; (ii) 3,790 shares held in the 401(k) plan for Mr. Bowers' account; (iii) presently exercisable options to purchase 17,700 shares; and (iv) 4,094 shares held in the ESOP for

     Mr. Bowers' account, as to which shares he only indirect voting power only. See "Executive Compensation" below.
(4)  Shares held jointly by Mr. Hanna and his daughter.
(5) Includes 3,980 shares held in a benefit plan of C.M. Hansen Farms, Inc., of which Mr. Hansen is a trustee and beneficiary.
(6)  Included 1,289 shares owned by Mr. Long's wife.
(7) Includes (i) 8,421 shares held in the 401(k) Plan for Mr. Hammond's account, as to which shares he has investment power only; (ii) 333 shares which will vest within 60 days under the 1996 Management Recognition Plan;
     (iii) presently exercisable options to purchase 12,320 shares; and (iv) 4,650 shares held in the ESOP for Mr. Hammond's account, as to which shares he had indirect voting power only. See "Executive Compensation" below.
(8) Includes (i) 2,085 shares held in the 401(k) Plan for Mr. Mayfield's account, as to which shares he has investment power only; (ii) 333 shares which will vest within 60 days under the 1996 Management Recognition Plan;
     (iii) presently exercisable options to purchase 11,160 shares; and (iv) 1,389 shares held in the ESOP for Mr. Mayfield's account, as to which shares he has indirect voting power only. See "Executive Compensation" below.
(9) Includes (i) 185 shares held in the 401(k) Plan for Ms. Zornow's account, as to which shares she has investment power only; (ii) 200 shares which will vest within 60 days under the 1996 Management Recognition Plan;
     (iii) presently exercisable options to purchase 5,340 shares; and (iv) 1,442 shares held in the ESOP for Ms. Zornow's account, as to which shares she has indirect voting power only. See "Executive Compensation" below.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") requires that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, loans made to a director or executive officer in excess of the greater of $25,000 or 5% of Savings Bank of the Finger Lakes' capital and surplus (up to a maximum of $500,000) must be approved in advance by a majority of the disinterested members of the Board of Directors.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K

         (a) The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

                  (1)   Financial Statements
                        --------------------

                        The Consolidated Financial Statements and Supplemental Data of Finger Lakes Financial Corp. and Independent Auditors' Report on such financial statements are filed under Part II, Item 8.

                        Independent Auditors' Report
                        Consolidated Statements of Financial Condition as of December 31, 1999 and December 31, 1998. Consolidated Statements of Financial Operations for the Years Ended December 31, 1999, December 31, 1998 and December 31, 1997.
                        Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for the Years Ended December 31, 1999, December 31, 1998 and December 31, 1997. Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, December 31, 1998 and December 31, 1997.
                        Notes to Consolidated Financial Statements.

                    (2) Financial Statement Schedules

                          Finger Lakes Financial Corp.
                                 and Subsidiary
                        Consolidated Financial Statements

                                    Contents

Independent Auditors' Report                                                F-2

Consolidated Statement of Financial Condition                               F-3
(as of December 31, 1999 and 1998)

Consolidated Statements of Income                                           F-4
(for the years ended December 31, 1999, 1998 and 1997)

Consolidated Statements of Stockholders' Equity                             F-5
and Comprehensive Income (loss)
(for the years ended December 31, 1999, 1998 and 1997)


Consolidated Statements of Cash Flows                                       F-6
(for the years ended December 31, 1999, 1998 and 1997)

Notes to Consolidated Financial Statements                                  F-8

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Finger Lakes Financial Corp.:


We have audited the accompanying consolidated statements of financial condition of Finger Lakes Financial Corp. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Finger Lakes Financial Corp. and subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                                         /s/KPMG LLP


Rochester, New York
January 24, 2000, except for note 1
which is as of January 31, 2000

                          FINGER LAKES FINANCIAL CORP.

                 Consolidated Statements of Financial Condition

                           December 31, 1999 and 1998

                              Assets                                1999                     1998
                                                               -------------            -------------
Cash and cash equivalents                                      $   6,094,962                4,374,734
Securities available for sale, at fair value                     118,750,207              115,332,807
Securities held to maturity, fair value of $1,567,273
   in 1999 and $4,662,530 in 1998                                  1,592,795                4,639,772

Loans                                                            160,203,637              146,311,360
     Less allowance for loan losses                                1,349,477                1,175,758
                                                               -------------            -------------

             Net loans                                           158,854,160              145,135,602

Accrued interest receivable                                        2,180,211                1,907,702
Federal Home Loan Bank stock, at cost                              3,523,000                2,940,800
Premises and equipment, net                                        4,149,400                4,555,914
Other assets                                                       6,096,471                3,488,735
                                                               -------------            -------------
             Total assets                                      $ 301,241,206              282,376,066
                                                               =============            =============

     Liabilities and Stockholders' Equity

Liabilities:
     Deposits $                                                  208,132,284              202,433,971
     Advances from Federal Home Loan Bank                         69,959,730               54,815,261
     Other liabilities                                             3,770,292                3,163,238
                                                               -------------            -------------

             Total liabilities                                   281,862,306              260,412,470
                                                               -------------            -------------

Commitments and contingencies (notes 12 and 13)

Stockholders' equity:
     Preferred stock, 10,000,000 shares authorized; none
        issued and outstanding                                            --                       --
     Common stock, $.01 par value; 20,000,000 shares
        authorized; 3,570,000 shares issued and outstanding           35,700                   35,700
     Additional paid-in capital                                    4,786,957                4,749,256
     Retained earnings                                            18,261,689               17,239,959
     Accumulated other comprehensive income (loss)                (3,524,843)                 155,405
     Unallocated shares of ESOP                                     (180,603)                (216,724)
                                                               -------------            -------------

             Total stockholders' equity                           19,378,900               21,963,596
                                                               -------------            -------------

             Total liabilities and stockholders' equity        $ 301,241,206              282,376,066
                                                               =============            =============


See accompanying notes to consolidated financial statements.

                          FINGER LAKES FINANCIAL CORP.

                        Consolidated Statements of Income

              For the Years Ended December 31, 1999, 1998 and 1997

                                                                   1999                  1998                  1997
                                                               -----------           -----------           -----------
Interest income:
     Loans                                                     $12,137,138            10,821,304             8,587,760
     Securities                                                  8,173,120             7,810,063             7,204,518
     Federal funds sold and other
        short-term investments                                       6,187                14,085                47,503
                                                               -----------           -----------           -----------
                 Total interest income                          20,316,445            18,645,452            15,839,781
                                                               -----------           -----------           -----------

Interest expense:
     Deposits                                                    8,660,307             8,678,198             7,738,344
     Borrowings                                                  3,360,357             2,523,136             1,458,051
                                                               -----------           -----------           -----------
                 Total interest expense                         12,020,664            11,201,334             9,196,395
                                                               -----------           -----------           -----------

             Net interest income                                 8,295,781             7,444,118             6,643,386

Provision for loan losses                                          200,000               240,000               120,000
                                                               -----------           -----------           -----------
             Net interest income after
                 provision for loan losses                       8,095,781             7,204,118             6,523,386
                                                               -----------           -----------           -----------

Noninterest income:
     Service charges                                             1,026,636               803,134               507,537
     Net gain on sales of loans                                    224,351               276,612                26,695
     Net gain on sales of securities                                77,137               106,231               142,160
     Other                                                              --                15,722                44,963
                                                               -----------           -----------           -----------

                 Total noninterest income                        1,328,124             1,201,699               721,355
                                                               -----------           -----------           -----------

Noninterest expenses:
     Salaries and employee benefits                              3,591,839             3,322,895             2,868,536
     Office occupancy and equipment                              1,387,261             1,209,563               859,561
     Provision for environmental remediation
       of real estate owned                                         90,000               620,000               150,400
     Deposit insurance premiums                                    119,947               112,400               100,524
     Professional fees                                             347,007               342,144
                                                                                                               315,430
     Marketing and advertising                                     247,907               264,185               243,049
     Data processing                                               158,934               119,188               176,032
     Real estate owned                                              72,150                 8,650                53,651
     Other                                                       1,243,493             1,214,198             1,068,445
                                                               -----------           -----------           -----------

                 Total noninterest expense                       7,258,538             7,213,223             5,835,628
                                                               -----------           -----------           -----------
             Income before income tax
                 expense                                         2,165,367             1,192,594             1,409,113

Income tax expense                                                 860,426               468,565               561,616
                                                               -----------           -----------           -----------

             Net income                                        $ 1,304,941               724,029               847,497
                                                               ===========           ===========           ===========
             Net income per common share:
                 Basic                                         $      0.37                  0.20                  0.24
                                                               ===========           ===========           ===========
                 Diluted                                       $      0.36                  0.20                  0.24
                                                               ===========           ===========           ===========

See accompanying notes to consolidated financial statements.

                          FINGER LAKES FINANCIAL CORP.

 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

              For the Years Ended December 31, 1999, 1998 and 1997

                                                                                                          Unallo-
                                                                                          Accumulated      cated
                                                              Additional                    other          shares
                                                 Common        paid-in       Retained    comprehensive       of
                                                  stock        capital       earnings     income(loss)      ESOP           Total
                                               -----------   -----------   -----------    ------------   -----------    -----------
Balance, December 31, 1996                     $    17,850     4,594,554    16,193,706       (135,561)      (320,270)    20,350,279

Comprehensive income:
   Net income                                           --            --       847,497             --             --        847,497
   Unrealized gain on securities
     available for sale, net of taxes                   --            --            --        568,573             --        568,573
                                               -----------   -----------   -----------    -----------    -----------    -----------

   Total comprehensive income                           --            --       847,497        568,573             --      1,416,070
                                               -----------   -----------   -----------    -----------    -----------    -----------

Allocation of shares under ESOP                         --        81,332            --             --         67,426        148,758

Cash dividends declared,
  $0.20 per share                                       --            --      (236,010)            --             --       (236,010)
Two-for-one stock split                             17,850            --       (17,850)            --             --             --
                                               -----------   -----------   -----------    -----------    -----------    -----------

Balance, December 31, 1997                          35,700     4,675,886    16,787,342        433,012       (252,844)    21,679,096

Comprehensive income:
   Net income                                           --            --       724,029             --             --        724,029
   Unrealized loss on securities
     available for sale, net of taxes                   --            --            --       (277,607)            --       (277,607)
                                               -----------   -----------   -----------    -----------    -----------    -----------

   Total comprehensive income                           --            --       724,029       (277,607)            --        446,422
                                               -----------   -----------   -----------    -----------    -----------    -----------

Allocation of shares under ESOP                         --        73,370            --             --         36,120        109,490

Cash dividends declared,
  $0.23 per share                                       --            --      (271,412)            --             --       (271,412)
                                               -----------   -----------   -----------    -----------    -----------    -----------

Balance, December 31, 1998                          35,700     4,749,256    17,239,959        155,405       (216,724)    21,963,596

Comprehensive loss:
   Net income                                           --            --     1,304,941             --             --      1,304,941
   Unrealized loss on securities
     available for sale, net of taxes                   --            --            --     (3,680,248)            --     (3,680,248)
                                               -----------   -----------   -----------    -----------    -----------    -----------

   Total comprehensive loss                             --            --     1,304,941     (3,680,248)            --     (2,375,307)
                                               -----------   -----------   -----------    -----------    -----------    -----------

Allocation of shares under ESOP                         --        37,701            --             --         36,121         73,822

Cash dividends declared,
  $0.24 per share                                       --            --      (283,211)            --             --       (283,211)
                                               -----------   -----------   -----------    -----------    -----------    -----------
                                                                                                   --         36,120        109,490

Balance, December 31, 1999                     $    35,700     4,786,957    18,261,689     (3,524,843)      (180,603)    19,378,900
                                               ===========   ===========   ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                          FINGER LAKES FINANCIAL CORP.

                      Consolidated Statements of Cash Flows

              For the Years Ended December 31, 1999, 1998 and 1997

                                                                                 1999                 1998                 1997
                                                                             ------------         ------------         ------------
Cash flows from operating activities:
     Net income                                                              $  1,304,941              724,029              847,497
     Adjustments to reconcile net income
        to net cash provided by operating activities:
           Depreciation and amortization                                          668,929              597,548              371,910
           Amortization of loan fees and other, net                              (171,724)             283,635               32,929
           Provision for loan losses                                              200,000              240,000              120,000
           Provision for environmental remediation                                 90,000              620,000              150,400
           Proceeds from sales of loans                                        14,224,557           21,411,559            4,559,531
           Loans originated for sale                                          (15,262,000)         (15,221,497)          (4,532,836)
           Net gain on sales of loans                                            (224,351)            (276,612)             (26,695)
           Net gain on sales of securities                                        (77,137)            (106,231)            (142,160)
           Net loss (gain) from sale of real
               estate owned                                                        15,311              (33,333)               9,030
           Deferred income taxes                                                  (65,993)            (199,081)              (3,174)
           Increase in accrued interest
               receivable                                                        (272,509)            (101,550)            (466,550)
           Decrease (increase) in other assets                                     25,257              113,906             (296,991)
           Increase in other liabilities                                          590,878              122,560              347,164
                                                                             ------------         ------------         ------------

                    Net cash provided by
                       operating activities                                     1,046,159            8,174,933              970,055
                                                                             ------------         ------------         ------------

Cash flows from investing activities:
     Proceeds from maturities of and principal
        collected on securities available for sale                             25,395,980           35,669,146           13,427,056
     Proceeds from maturities of and principal
        collected on securities held to maturity                                4,021,823           10,100,000            3,250,000
     Proceeds from sales of securities
        available for sale                                                     18,413,431           51,605,954           46,318,299
     Purchases of securities available for sale                               (53,261,255)        (103,170,611)         (74,815,294)
     Purchases of securities held to maturity                                    (969,395)            (640,000)          (3,996,665)
     Loans originated and purchased                                           (45,427,221)         (59,177,514)         (45,927,586)
     Principal collected on loans                                              32,528,962           26,044,180           16,167,373
     Proceeds from sales of real estate owned                                     256,788              277,784              169,237
     Purchases of FHLB stock                                                     (582,200)            (869,700)            (701,100)

     Purchases of premises and equipment, net                                    (262,415)          (1,503,334)          (2,153,687)
                                                                             ------------         ------------         ------------

                    Net cash used in
                       investing activities                                   (19,885,502)         (41,664,095)         (48,262,367)
                                                                             ------------         ------------         ------------


                                                                     (Continued)

                          FINGER LAKES FINANCIAL CORP.

                                                                                 1999                 1998                 1997
                                                                             ------------         ------------         ------------
Cash flows from financing activities:
     Net increase in savings
        and demand accounts                                                  $  1,005,839              749,899           13,545,519
     Net increase in time deposits                                              4,692,474           15,149,726           19,157,142
     Net increase (decrease) in short term
        FHLB advances                                                           3,100,000          (16,008,000)           8,208,000
     Long term advances from FHLB                                              23,000,000           35,000,000            5,000,000
     Repayments of long term advances
        from FHLB                                                             (10,955,531)            (897,730)            (287,009)
     Principal payments on ESOP debt                                                   --             (252,844)             (67,426)
     Common stock dividends paid                                                 (283,211)            (271,412)            (236,011)
                                                                             ------------         ------------         ------------

               Net cash provided by
                    financing activities                                       20,559,571           33,469,639           45,320,215
                                                                             ------------         ------------         ------------

Net increase (decrease) in cash and cash
     equivalents                                                                1,720,228              (19,523)          (1,972,097)

Cash and cash equivalents at beginning
     of year                                                                    4,374,734            4,394,257            6,366,354
                                                                             ------------         ------------         ------------

Cash and cash equivalents at end of year                                     $  6,094,962            4,374,734            4,394,257
                                                                             ============         ============         ============

Supplemental disclosure of cash flow information:
        Cash paid during the year for:
           Interest                                                          $ 11,843,376           10,994,155            9,116,530
                                                                             ============         ============         ============


           Income taxes                                                      $    545,000              582,011              420,500
                                                                             ============         ============         ============

        Non-cash investing activities:
           Transfer of loans to real estate
               owned                                                         $    289,786              233,448               53,368
                                                                             ============         ============         ============



See accompanying notes to consolidated financial statements.

                          FINGER LAKES FINANCIAL CORP.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


(1)  Summary of Significant Accounting Policies

     Organization

     Finger Lakes Financial Corp. (the Company), through its wholly-owned subsidiary Savings Bank of the Finger Lakes, FSB (the Bank), provides financial services to individuals and businesses primarily in the Finger Lakes region of Upstate New York. The Company and Bank are subject to regulation by certain federal agencies including the Office of Thrift Supervision (OTS).

     Finger Lakes Financial Corporation, M.H.C. (the Mutual Holding Company), a mutual holding company whose activity is not included in the accompanying consolidated financial statements, owns approximately 66.9% of the outstanding common stock of the Company.

     In August 1998, the Mutual Holding Company and the Bank reorganized into a two-tier holding company. The reorganization included the formation of the Company, a federally chartered stock holding company, and was effected by the exchange of all outstanding common shares of the Bank for an equal number of common shares of the Company. The reorganization had no impact on the accompanying consolidated financial statements, or on the operations of the Bank or the Mutual Holding Company.

     Reorganization and Second Step Conversion

     On January 31, 2000, the Mutual Holding Company adopted a Plan of Conversion and Reorganization to convert from a federally chartered mutual holding company to a state charted capital stock holding company. As part of the conversion, each of the minority shares of the Company will automatically be converted into and become a right to receive a number of shares of the Bancorp common stock determined pursuant to an exchange ratio, which ensures that immediately after the conversion and the share exchange, the public common stock shareholders of the Company will own the same aggregate percentage of the Bancorp common stock as they owned of common stock immediately prior to the conversion. The Bank will organize Bancorp as a direct subsidiary of the Bank and the Company will merge with and into the Bank. Contemporaneously with the Plan, Bancorp will sell the shares through a common stock offering representing 66.9% ownership interest in the Company now owned by the Mutual Holding Company.

     The proposed Plan is subject to approval by the OTS and by at least a majority of the votes eligible to be cast either in person or by proxy by members of the Mutual Holding Company at a meeting at which the Plan of Conversion and Reorganization will be presented. December 31, 1998 has been established as the eligibility record date for determining the eligible account holders entitled to receive nontransferable subscription rights to subscribe for the conversion stock.

     The Reorganization will be accounted for as a change in corporate form with no resulting change in the historical basis of the Company's assets, liabilities and equity. In the event that the Reorganization and Offering are not successfully completed, the costs incurred in connection with the Reorganization and Offering will be expensed at the time that the unsuccessful completion is determined. The Company has not incurred any such costs as of December 31, 1999.

                          FINGER LAKES FINANCIAL CORP.

(1)  Summary of Significant Accounting Policies, Continued

     Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and the Bank (collectively referred to as "the Company" hereafter). All intercompany accounts and transactions have been eliminated in consolidation.

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

     Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, due from banks, federal funds sold and other short-term investments with maturities of less than 90 days.

     Securities

     The Company classifies its debt securities as either available for sale or held to maturity. Held to maturity securities are those securities that the Company has the intent and the ability to hold until maturity. All other securities are classified as available for sale.

     Available for sale securities are recorded at fair value. Held to maturity securities are recorded at amortized cost. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported as accumulated other comprehensive income or loss in stockholders' equity until realized. Realized gains or losses on securities sold are recognized on the trade date using the specific identification method.

     A decline in the fair value of any available for sale or held to maturity security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

     Interest income includes the amortization of premiums and accretion of discounts as an adjustment to yield using the interest method.

     Loans

     Loans are reported at the principal amount outstanding, net of unearned discount and net deferred fees or costs. Loan origination and commitment fees and certain direct origination costs are deferred and amortized over the contractual life of the related loans using the interest method. Mortgage loans held for sale are reported at the lower of aggregate cost or market value as determined by outstanding commitments from investors or, in the absence of such commitments, the current investor yield requirements. The Company generally retains the servicing rights to loans sold.

     Generally, the Company places all loans 90 days or more past due on non-accrual status. In addition, the Company places any loan on non-accrual status if any part of it is classified as doubtful or loss or if any part has been charged off. When a loan is placed on non-accrual status, any accrued interest is reversed. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

                          FINGER LAKES FINANCIAL CORP.

(1)  Summary of Significant Accounting Policies, Continued

     Allowance for Loan Losses

     The allowance for loan losses is increased by loan loss provisions charged to operations based upon management's evaluation of the loan portfolio, historical loan loss experience, current economic conditions and such other factors as management considers appropriate to estimate loan losses. Management believes that the allowance for loan losses is adequate. While management uses available information to identify losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance at the time of their examination.

     Management considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect all principal and interest due under the original terms of the loan agreement. Accordingly, the Company measures certain impaired commercial loans at the present value of future cash flows discounted using the loan's effective interest rate; or at the loan's observable market price; or at the fair value of the collateral, if the loan is collateral dependent. Impairment losses are included in the allowance for loan losses. In considering loans for evaluation of impairment, management generally excludes large groups of smaller balance, homogeneous loans, such as residential mortgage loans, home equity loans and all consumer loans. These loans are collectively evaluated for impairment. When a loan is impaired and the future repayment of the recorded balance is doubtful, interest payments received are applied to principal and no interest income is recognized. If the recorded loan balance is expected to be paid, interest income is recognized on a cash basis.

     Mortgage Servicing Rights

     The Company recognizes, as separate assets, the rights to service mortgage loans sold when those rights are retained by the Company. Servicing assets are amortized in proportion to and over the estimated period of net servicing income.

     The Company stratifies its servicing assets by underlying loan type, primarily 15 and 30 year amortizing loans. The estimated fair value of each stratum is determined through a discounted cash flow analysis of future cash flows, incorporating numerous assumptions, including servicing income, servicing costs, market discount rates, and prepayment speeds.

     The Company assesses impairment of servicing assets based on the fair value of the related servicing rights on a stratum-by-stratum basis, with any impairment recognized in earnings through a valuation allowance for each impaired stratum. Individual allowances for each stratum are then adjusted in subsequent periods to reflect changes in the measurement of impairment. There was no allowance for impairment of servicing assets at December 31, 1999 and 1998.

     Real Estate Owned

     Real estate owned consists of property acquired through, or by deed in lieu of, foreclosure and is recorded at the lower of cost or fair value. Write-downs to fair value which are required at the time of foreclosure are charged to the allowance for loan losses. After transfer, the property is carried at the lower of cost or fair value, less estimated selling expenses. Adjustments to the carrying value of such properties that result from subsequent declines in value are charged to operations in the period in which the declines occur.

                          FINGER LAKES FINANCIAL CORP.

(1)  Summary of Significant Accounting Policies, Continued

     Real Estate Owned, Continued

     Provisions for environmental remediation costs related to real estate owned are recorded when it is probable that remedial efforts will be required and the costs can be reasonably estimated.

     Premises and Equipment

     Land is carried at cost and buildings, furniture, fixtures and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the estimated service lives of the respective assets on the straight-line method.

     Federal Home Loan Bank (FHLB) Stock

     As a member of the FHLB system, the Company is required to maintain an investment in FHLB stock equal to the greater of 1% of the aggregate outstanding mortgage loans held by the Company, or 5% of total outstanding advances. FHLB stock is a non-marketable security and, accordingly, is carried at cost.

     Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Pension Plan

     The Company has a defined benefit pension plan covering substantially all employees. The plan provides pension benefits that are based on each employee's years of service and average compensation prior to retirement. The Company's funding policy is to contribute annually at least the minimum amount required by law. The Retirement System for Savings Institutions serves as Plan Trustee and Administrator.

     Stock Option and Management Recognition Plans

     The Company has a stock option plan and a management recognition plan for officers and key employees. The Company has elected to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in Statement of Financial Accounting Standards (SFAS) No. 123 had been applied. Accordingly, no compensation expense has been recorded for the stock option plan and compensation expense for the management recognition plan is recognized on a straight-line method over the vesting period.

                          FINGER LAKES FINANCIAL CORP.

(1)  Summary of Significant Accounting Policies, Continued

     Stock Split

     In January 1998, the Board of Directors declared a two-for-one stock split in the form of a 100% common stock dividend. All references in the consolidated financial statements and notes thereto to share data (including number of shares, per-share amounts, stock option and stock grant data, and fair value of the Company's common stock) have been restated giving retroactive recognition to the stock split.

     Net Income Per Share

     Basic net income per common share is computed by dividing net income by the weighted average number of total common shares outstanding during the period and contingently issuable shares. Diluted net income per common share reflects the effects of common stock issuable upon exercise of dilutive stock options and other stock grants.

     Financial Instruments With Off-Balance Sheet Risk

     The Company does not engage in the use of derivative financial instruments and the Company's only financial instruments with off-balance sheet risk are commercial letters of credit and mortgage and commercial loan commitments. These off-balance sheet items are shown in the Company's consolidated statement of financial condition upon funding.

     Company Segments

     The Company engages in the traditional operations of a community banking enterprise, principally the delivery of loan and deposit products and other financial services. Management makes operating decisions and assesses performance based on an ongoing review of the Company's community banking operations, which constitute the Company's only operating segment for financial reporting purposes.

     Reclassifications

     Certain items in the 1998 and 1997 financial statements have been reclassified in order to be consistent with the current year's presentation.

     New Accounting Standards

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This statement requires that all derivatives be recognized as either assets or liabilities in the statement of financial condition and that those instruments be measured at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and resulting designation. This statement is effective for fiscal years beginning after June 15, 2000, although earlier adoption is permitted. The Company anticipates, based on current activities, that the adoption of SFAS No. 133 will not have an effect on the Company's financial position or results of operations. SFAS No. 133 also permits reclassification of securities from the held to maturity to the available for sale classification. The Company has no current intention to reclassify any securities pursuant to the statement.

                          FINGER LAKES FINANCIAL CORP.

(2)  Securities

     The aggregate amortized cost and fair value of securities are as follows:

                                                           Amortized       Unrealized       Unrealized
                                                             Cost             Gains            Losses         Fair Value
                                                          ------------     ------------     ------------     ------------
     December 31, 1999
       Securities Available for Sale
            Debt securities:
               U.S. Government and
                  agency bonds                            $ 45,400,944               --        2,854,708       42,546,236

               Mortgage-backed securities:
                  Collateralized mortgage
                      obligations                           51,996,360            1,658        1,856,404       50,141,614
                  FNMA                                      12,307,199               --          488,636       11,818,563
                  FHLMC                                      4,585,345            1,728           92,363        4,494,710
                  GNMA                                       3,949,078               --          138,987        3,810,091
               Corporate bonds                               4,729,416               --          170,461        4,558,955
                                                          ------------     ------------     ------------     ------------
                        Total debt
                          securities                       122,968,342            3,386        5,601,559      117,370,169

            Equity securities                                1,656,602               61          276,625        1,380,038
                                                          ------------     ------------     ------------     ------------

                        Total securities
                          available for sale              $124,624,944            3,447        5,878,184      118,750,207
                                                          ============     ============     ============     ============

       Securities Held to Maturity -
            Municipal bonds                               $  1,592,795               --           25,522        1,567,273
                                                          ============     ============     ============     ============

     December 31, 1998
         Securities Available for Sale
              Debt securities:
                 U.S. Government and
                    agency bonds                          $ 25,961,721          116,533           14,120       26,064,134
                 Mortgage-backed securities:
                    Collateralized mortgage
                        obligations                         59,062,754          178,478          196,868       59,044,364

                    FNMA                                    16,435,960          161,007               --       16,596,967
                    FHLMC                                    6,115,621           75,101            3,206        6,187,516
                    GNMA                                     4,759,638           24,461               --        4,784,099
                                                          ------------     ------------     ------------     ------------

                            Total debt
                              securities                   112,335,694          555,580          214,194      112,677,080

                          FINGER LAKES FINANCIAL CORP.

(2)  Securities, Continued

                                                  Amortized           Unrealized          Unrealized
                                                     Cost               Gains                Losses           Fair Value
                                                 ------------        ------------        ------------        ------------
     December 31, 1998, Continued
          Equity securities                         2,738,105               3,203              85,581           2,655,727
                                                 ------------        ------------        ------------        ------------

                    Total securities
                      available for sale         $115,073,799             558,783             299,775         115,332,807
                                                 ============        ============        ============        ============

     Securities Held to Maturity
             U.S. Government and
               agency bonds                         3,999,772              22,758                  --           4,022,530
             Corporate and municipal
               bonds                                  640,000                  --                  --                  --
                                                 ------------        ------------        ------------        ------------
                    Total securities held
                      to maturity                $  4,639,772              22,758                  --           4,662,530
                                                 ============        ============        ============        ============

Proceeds from the sale of securities available for sale for the years ended December 31, 1999, 1998 and 1997 were $18,413,431, $51,605,954 and $46,318,299, respectively. Gross gains and losses realized on those sales follow:

                                           1999              1998             1997
                                         --------          --------         --------
     Gross realized gains                $ 81,423           313,068          327,812
     Gross realized losses                 (4,286)         (206,837)        (185,652)
                                         --------          --------         --------

          Net gains realized             $ 77,137           106,231          142,160
                                         ========          ========         ========

The contractual maturities of debt securities at December 31, 1999 are as follows:

                                               Available for Sale                            Held to Maturity
                                        ----------------------------------          ----------------------------------
                                         Amortized                                   Amortized
                                            Cost               Fair Value               Cost               Fair Value
                                        ------------          ------------          ------------          ------------
     One year or less                   $         --                    --                30,000                30,000
     After one year through
         five years                        5,234,246             5,063,437               141,666               141,666
     After five years through
         ten years                        48,478,231            45,549,857               928,890               913,149
     After ten years                      69,255,865            66,756,875               492,239               482,458
                                        ------------          ------------          ------------          ------------

             Total                      $122,968,342           117,370,169             1,592,795             1,567,273
                                        ============          ============          ============          ============

                          FINGER LAKES FINANCIAL CORP.

(2)  Securities, Continued

     Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay the obligation with or without prepayment penalties.

     At December 31, 1999 and 1998, securities carried at $46,119,705 and $26,385,000, respectively, were pledged to secure advances from the FHLB of New York.

(3)  Loans

     Loans consist of the following at December 31, 1999 and 1998:

                                                              1999                         1998
                                                          -------------                -------------
     Mortgage loans:
          One to four family                              $  90,587,529                   89,455,464
          Multi-family and commercial                        28,519,656                   20,533,704
          Construction                                        2,695,125                    6,912,383
                                                          -------------                -------------

              Total mortgage loans                          121,802,310                  116,901,551

     Commercial business                                      9,536,216                    5,412,658
     Home equity and property improvement loans              18,234,697                   12,873,693
     Mobile home loans                                        4,500,533                    4,073,837
     Consumer loans                                           5,966,557                    6,920,387
                                                          -------------                -------------


              Total loans                                   160,040,313                  146,182,126

     Premiums, net of deferred fees                             163,324                      129,234
     Allowance for loan losses                               (1,349,477)                  (1,175,758)
                                                          -------------                -------------

              Net loans                                   $ 158,854,160                  145,135,602
                                                          =============                =============

     The following table summarizes activity in the allowance for loan losses:

                                             1999                     1998                       1997
                                         -----------               -----------               -----------
     Balance, beginning of year          $ 1,175,758                 1,148,786                 1,087,637
     Provision for loan losses               200,000                   240,000                   120,000
     Loans charged-off                      (211,984)                 (293,134)                 (146,886)
     Recoveries                              185,703                    80,106                    88,035
                                         -----------               -----------               -----------

     Balance, end of year                $ 1,349,477                 1,175,758                 1,148,786
                                         ===========               ===========               ===========

     Substantially all of the Company's loan portfolio is located in New York State, with the greatest concentration in Ontario, Seneca and Tompkins Counties. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in these areas.

                          FINGER LAKES FINANCIAL CORP.

(3)  Loans, Net, Continued

     The principal balance of all loans not accruing interest amounted to approximately $586,700 and $1,016,000 at December 31, 1999 and 1998,
     respectively. The interest income forgone for non-accruing loans was $64,744, $78,166 and $59,400 for the years ended December 31, 1999, 1998, and 1997, respectively. At December 31, 1999 and 1998, the recorded investment in loans that are considered impaired was $169,924 and $268,236, respectively. The Company has provided an allowance for loan losses of $50,977 and $88,518 at December 31, 1999 and 1998, respectively, for these loans. The average recorded investment in such impaired loans was approximately $206,500 in 1999, $331,700 in 1998 and $74,900 in 1997 and
     interest income on impaired loans of $0 in 1999, $12,912 in 1998, and $3,088 in 1997, was recognized.

     Proceeds from the sale of residential and commercial mortgage loans to FNMA and others were $14,224,557 in 1999, $21,411,559 in 1998, and $4,559,531 in
     1997. The net gain on sale of such loans was $224,351, $276,612 and $26,695 for the years ended December 31, 1999, 1998, and 1997 respectively. Loans serviced for others, amounting to $39,081,954 and $26,770,611 at December 31, 1999 and 1998, respectively, are not included in the consolidated financial statements. Originated mortgage servicing rights of $253,785 and $143,276 are included in other assets at December 31, 1999 and 1998, respectively. The net carrying value of these servicing rights approximated fair value. Residential mortgage loans held for sale were $454,700 and $1,204,000 at December 31, 1999 and 1998, respectively.

(4)  Premises and Equipment

     Premises and equipment consist of the following:

                                                      1999                         1998
                                                   ----------                   ----------
     Land                                          $  113,000                      113,000
     Building                                       3,328,317                    3,294,248
     Furniture, fixtures and equipment              2,958,367                    2,759,238
                                                   ----------                   ----------

                                                    6,399,684                    6,166,486
     Less accumulated depreciation and
         amortization                               2,250,284                    1,610,572
                                                   ----------                   ----------

     Premises and equipment, net                   $4,149,400                    4,555,914
                                                   ==========                   ==========

     Depreciation and amortization expense for the years ended December 31, 1999, 1998, and 1997 was $668,929, $597,548 and $371,910, respectively.

                          FINGER LAKES FINANCIAL CORP.

(5)  Deposits

     Deposits and the applicable weighted average interest rates at December 31, 1999 and 1998 are summarized as follows:

                                                           1999                                        1998
                                             ----------------------------------         -----------------------------------
                                                                     Weighted                                   Weighted
                                                                     Average                                    Average
                                                Amount            Interest Rate             Amount            Interest Rate
                                             ------------         -------------          ------------         -------------
     Demand deposits and NOW
          accounts                           $ 24,474,602                  1.17%           24,127,812                  1.17%
                                             ------------          ------------          ------------          ------------

     Savings accounts                          46,093,326                  2.40%           47,258,689                  2.74%
     Money market accounts                      5,020,227                  3.07%            3,195,816                  2.89%
                                             ------------                                ------------

                                               51,113,553                  2.46%           50,454,505                  2.75%
                                             ------------          ------------          ------------          ------------

     Certificates of deposit maturing:
          12 months or less                    98,308,695                                  88,404,748
          13-24 months                         24,778,136                                  28,829,883
          25-36 months                          3,742,491                                   4,279,881
          37-48 months                          4,007,255                                   2,032,335
          49-60 months                          1,634,750                                   4,196,753
          61 months or longer                      72,802                                     108,054
                                             ------------                                ------------
                                              132,544,129                  5.34%          127,851,654                  5.56%
                                             ------------          ------------          ------------          ------------

                                             $208,132,284                  4.15%          202,433,971                  4.34%
                                             ============          ============          ============          ============

     Certificates of deposit equal to or greater than $100,000 amounted to $24,599,864 and $22,609,407 at December 31, 1999 and 1998, respectively.

     Interest on deposits is summarized as follows:

                                           1999                    1998                      1997
                                        ----------               ----------               ----------
     NOW accounts                       $  279,365                  394,664                  341,458
     Savings accounts                    1,280,547                1,365,558                1,390,960
     Money market accounts                 106,266                   38,124                   57,470
     Certificates of deposit             6,994,129                6,879,852                5,948,456
                                        ----------               ----------               ----------

                                        $8,660,307                8,678,198                7,738,344
                                        ==========               ==========               ==========


                          FINGER LAKES FINANCIAL CORP.

(6)  Advances from Federal Home Loan Bank

     The Company utilizes advance programs offered by the Federal Home Loan Bank of New York including a variable rate line of credit agreement with a maximum available limit of $29,175,000. The agreement, which expires October 13, 2000, is renewable on an annual basis. Advances are collateralized by a blanket lien on the Bank's 1-4 family mortgage loans or investment securities.

     Total outstanding advances from the FHLB at December 31, 1999 and 1998 are as follows:

                                                    1999                                        1998
                                        ---------------------------------        ---------------------------------
                                                              Weighted                                 Weighted
                                                               Average                                 Average
                                           Amount           Interest Rate          Amount            Interest Rate
                                           ------           -------------          ------            -------------
     Overnight line of credit           $ 2,100,000             5.10%              6,000,000             5.13%
     Due in:
          1999                                   --               --              10,000,000             5.63%
          2000                           17,000,000             5.79%                     --               --
          2001                            5,000,000             5.88%              3,000,000             5.45%
          2002                            3,859,730             6.36%              3,815,261             6.26%
          2003                           20,000,000             5.52%             20,000,000             5.52%
          2004                           10,000,000             6.01%                     --
          2007                            2,000,000             5.65%              2,000,000             5.65%
          2008                                   --               --              10,000,000             4.75%
          2009                           10,000,000             5.01%                     --               --
                                        -----------             ----             -----------             ----

                                        $69,959,730             5.64%             54,815,261             5.41%
                                        ===========             ====             ===========             ====

     Advances of $37,000,000 are callable at the discretion of the FHLB in or after 2000. Such advances have a weighted average interest rate of 5.48% and mature from 2003 to 2009.

     During 1999 and 1998 advances from the FHLB had an average outstanding balance of approximately $61,923,000 and $45,532,000, respectively, with the maximum amount outstanding at any month end of $69,959,730 in 1999 and $54,892,000 in 1998. Such borrowings had a weighted-average borrowing rate of 5.43% for 1999 and 5.41% for 1998.

(7)  Income Taxes

     Total income taxes for the years ended December 31, 1999, 1998 and 1997 were allocated as follows:

                                              1999               1998                 1997
                                          -----------         -----------          -----------
     Income from operations               $   860,426             468,565              561,616
     Stockholders' equity, for
          unrealized gain/loss on
          securities                       (2,453,498)           (185,264)             378,599
                                          -----------         -----------          -----------

                                          $(1,593,072)            283,301              940,215
                                          ===========         ===========          ===========

                          FINGER LAKES FINANCIAL CORP.

(7)  Income Taxes, Continued

     The components of income tax expense (benefit) attributable to income from operations follow:

                                                 Current          Deferred            Total
                                                ---------         ---------         ---------
     Year ended December 31, 1999:
          Federal                               $ 782,650          (114,246)          668,404
          State                                   143,769            48,253           192,022
                                                ---------         ---------         ---------

                                                $ 926,419           (65,993)          860,426
                                                =========         =========         =========
     Year ended December 31, 1998:
          Federal                               $ 492,296          (128,696)          363,600
          State                                   175,350           (70,385)          104,965
                                                ---------         ---------         ---------

                                                $ 667,646          (199,081)          468,565
                                                =========         =========         =========
     Year ended December 31, 1997:
          Federal                               $ 437,999            (2,698)          435,301
          State                                   126,791              (476)          126,315
                                                ---------         ---------         ---------

                                                $ 564,790            (3,174)          561,616
                                                =========         =========         =========

     The actual tax expense differs from the "expected" tax expense computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes as follows:

                                                                Years Ended December 31,
                                                           1999           1998           1997
                                                         ---------      ---------      ---------
     Computed "expected" tax
          expense                                        $ 736,225        405,482        479,098
     Increase (decrease) in taxes resulting from:
              State income tax expense,
                  net of federal
                  income tax benefit                       125,005         69,277         83,368
              Other, net                                      (804)        (6,194)          (850)
                                                         ---------      ---------      ---------

                                                         $ 860,426        468,565        561,616
                                                         =========      =========      =========

                          FINGER LAKES FINANCIAL CORP.

(7)  Income Taxes, Continued

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                                         1999                    1998
                                                                      ----------               ----------
     Deferred tax assets:
          Allowance for loan losses                                   $  428,547                  387,804
          Net unrealized loss on securities
              available for sale                                       2,349,895                       --
          Supplemental retirement benefits                                76,480                   81,873
          Postretirement benefits                                        133,910                   99,940
          Deferred compensation                                           65,562                   40,467
          Accrued environmental remediation costs                        266,373                  275,809
          New York State credits                                          77,761                   75,087
          Other                                                           25,463                   36,323
                                                                      ----------               ----------

                    Total deferred tax assets                          3,423,991                  997,303
                                                                      ----------               ----------

     Deferred tax liabilities:
          Net unrealized gain on securities available
              for sale                                                        --                  103,487
          Premises and equipment, principally due to
              differences in depreciation                                155,777                  166,212
          Mortgage servicing rights                                       98,849                   57,225
          Other                                                               --                   20,389
                                                                      ----------               ----------

                    Total deferred tax liabilities                       254,626                  347,313
                                                                      ----------               ----------

                    Net deferred tax assets included
                      in other assets                                 $3,169,365                  649,990
                                                                      ==========               ==========

     As a thrift institution, the Bank is subject to special provisions in the Federal and New York State tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. The Bank currently calculates its Federal reserve using a loss experience method and its New York State reserve using a percentage of taxable income method. These reserves consist of a defined base-year amount, plus additional amounts ("excess reserves") accumulated after the base year. The Bank's Federal base year reserve is designated as the tax bad debt reserve at December 31, 1987. Recent amendments to the New York State tax law redesignated the Bank's state tax bad debt reserves at December 31, 1995, as the base-year amount.

     SFAS No. 109 requires recognition of deferred tax liabilities with respect to such excess reserves, as well as any portion of the base-year amount which is expected to become taxable (or "recaptured") in the foreseeable future. For New York State purposes, recognition of deferred tax liabilities is not required on excess reserves resulting from use of the percentage of taxable income method unless all or a portion is expected to become taxable in the forseeable future.

                          FINGER LAKES FINANCIAL CORP.

(7)  Income Taxes, Continued

     In accordance with SFAS No. 109, deferred tax liabilities have not been recognized with respect to the Federal base-year reserve of approximately $3,025,000, and the state base-year reserve of approximately $3,240,000 at December 31, 1999, since the Bank does not expect that these amounts will become taxable in the foreseeable future. Under Federal and New York State tax law, as amended, events that would result in taxation of these reserves include redemption of the Bank's stock, payment of dividends or distributions in excess of earnings and profits, or failure by the institution to qualify as a bank for Federal income tax purposes. The unrecognized deferred tax liability at December 31, 1999 with respect to the Federal base-year reserve was $1,030,000. The unrecognized deferred tax liability at December 31, 1999 with respect to the state base-year reserve and the excess reserve resulting from use of the percentage of taxable income method was $190,000 (net of Federal benefit).

     Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within a loss carryback period. A valuation allowance is recognized when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income and projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary at December 31, 1999 and 1998.

(8)  Retirement Plans

     The following table sets forth the defined benefit pension and other postretirement plan benefit obligations, fair value of plan assets and funded status, as of and for the years ended December 31, 1999 and 1998, using the most recent actuarial data measured at October 1, 1999 and 1998:

                                                                      Pension Benefits                   Postretirement Benefits
                                                               ------------------------------        ------------------------------
                                                                  1999               1998               1999               1998
                                                               -----------        -----------        -----------        -----------
     Change in benefit obligation:
       Benefit obligation at beginning of year                 $ 2,338,585          2,010,012            666,771            488,372
       Service cost                                                101,828             69,996             33,123             25,051
       Interest cost                                               150,864            143,289             42,815             37,889
       Curtailment                                                      --                 --           (232,831)                --
       Termination benefits                                             --             64,561                 --                 --
       Actuarial (gain)/loss                                      (211,701)           189,231           (141,240)           129,721
       Benefits paid                                              (144,281)          (138,504)           (16,156)           (14,262)
                                                               -----------        -----------        -----------        -----------

          Benefit obligation at end of year                      2,235,295          2,338,585            352,482            666,771
                                                               -----------        -----------        -----------        -----------

     Change in plan assets:
       Fair value of plan assets at beginning
          of year                                                2,851,610          2,983,294                 --                 --
       Actual return on plan assets                                505,687              6,820                 --                 --
       Employer contribution                                            --                 --             16,156             14,262
       Benefits paid                                              (144,281)          (138,504)           (16,156)           (14,262)
                                                               -----------        -----------        -----------        -----------

          Fair value of plan assets at end
              of year                                            3,213,016          2,851,610                 --                 --
                                                               -----------        -----------        -----------        -----------

                          FINGER LAKES FINANCIAL CORP.

(8)  Retirement Plans, Continued

                                                                        Pension Benefits                 Postretirement Benefits
                                                                 ----------------------------          ----------------------------
                                                                   1999               1998               1999                1998
                                                                 ---------          ---------          ---------          ---------
     Funded status                                                 977,721            513,025           (352,482)          (666,771)
     Unamortized net (asset) obligation at
          transition                                                    --            (19,826)             8,683            290,336
     Unrecognized net (gain) loss subsequent
          to transition                                           (794,630)          (299,684)                --            159,539
     Unamortized prior service cost                                     --                485                 --            (19,068)
                                                                 ---------          ---------          ---------          ---------

          Prepaid (accrued) benefit cost at
             year-end                                            $ 183,091            194,000           (343,799)          (235,964)
                                                                 =========          =========          =========          =========

     Pension Plan

     Pension plan expense (benefit) consists of the following in 1999, 1998 and 1997:

                                                          1999                   1998                  1997
                                                       ---------              ---------              ---------
     Service cost                                      $ 101,828                 69,996                 57,229
     Interest on projected benefit obligation            150,864                143,289                139,658
     Expected return on plan assets                     (222,442)              (233,416)              (199,195)
     Amortization of net transition asset                (19,826)               (22,283)               (22,283)
     Amortization of unrecognized gain                        --                (32,979)               (19,428)
     Amortization of unrecognized
          prior service cost                                 485                    590                    590
     Termination benefits charge                              --                 64,561                     --
                                                       ---------              ---------              ---------


     Net periodic pension expense (benefit)            $  10,909                (10,242)               (43,429)
                                                       =========              =========              =========

     Weighted average discount rate                         7.75%                  6.50%                  7.25%
                                                       =========              =========              =========

     Expected long-term rate of return                      8.00%                  8.00%                  8.00%
                                                       =========              =========              =========

     The projected benefit obligation for the pension plan assumed a long-term rate of increase in future compensation levels of 5.5%, 4.5% and 5.0% for 1999, 1998 and 1997, respectively.

     Postretirement Plan

     Net periodic postretirement benefit cost included the following in 1999, 1998 and 1997:

                                                    1999            1998           1997
                                                  --------        --------        --------
     Service cost                                 $ 33,123          25,051          17,054
     Interest cost                                  42,815          37,889          32,191
     Net curtailment charge                         26,672              --              --
     Net amortization and deferral                  21,381          17,033          15,847
                                                  --------        --------        --------

          Net periodic postretirement
              benefit cost                        $123,991          79,973          65,092
                                                  ========        ========        ========

                          FINGER LAKES FINANCIAL CORP.

(8)  Retirement Plans, Continued

     For measurement purposes, an annual rate of increase in the per capita cost of average health care benefits for retirees of 6.5% and 7.0% at December 31, 1999 and 1998, respectively, was assumed. The rate is assumed to decrease gradually to 5.0% by 2005 and remain at that level thereafter. The health care cost trend assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation at December 31, 1999 by $18,850, and the net periodic postretirement benefit cost by $17,300 for the year then ended.

     The weighted average discount rate used in determining the accumulated postretirement obligation was 7.75%, 6.50% and 7.50% for 1999, 1998 and 1997, respectively.

     During 1999, the Company curtailed the postretirement plan by discontinuing to offer postretirement benefits to employees. As a result, the Company incurred a $26,672 net curtailment charge which represented the accelerated amortization of substantially all of the transition obligation less the reduction in the projected benefit obligation.

     401(k) Plan

     The Company has a 401(k) plan covering substantially all employees. The Company currently does not match employee contributions to the 401(k) plan. Participants vest immediately in their own contributions and over a period of six years in any Company contributions. Expense for this plan was $7,900, $7,300 and $2,100 for the years ended December 31, 1999, 1998 and
     1997, respectively.

     Supplemental Employee Retirement Plan (SERP)

     The Company maintains a nonqualified SERP for key executives. The following table sets forth the changes the SERP's change in benefit obligation and change in plan assets for 1999 and 1998, using the most recent actuarial data measured at December 31, 1999 and 1998:

                                                                     1999                    1998
                                                                  ---------                ---------
     Change in benefit obligation:
          Benefit obligation at beginning of year                 $ 418,453                  539,649
          Interest cost                                              26,032                   27,452
          Amendments                                                     --                 (115,199)
          Actuarial (gain)/loss                                      16,076                   (1,955)
          Benefits paid                                             (45,019)                 (31,494)
                                                                  ---------                ---------

              Benefit obligation at end of year                     415,542                  418,453
                                                                  ---------                ---------

     Change in plan assets:
          Fair value of plan assets at beginning of year                 --                       --
          Employer contributions                                     45,019                   31,494
          Benefits paid                                             (45,019)                 (31,494)
                                                                  ---------                ---------

              Fair value of plan assets at end of year                   --                       --
                                                                  ---------                ---------

                          FINGER LAKES FINANCIAL CORP.

(8)  Retirement Plans, Continued

     Supplemental Employee Retirement Plan (SERP), Continued

                                                                1999               1998
                                                              ---------          ---------
     Funded status                                             (415,542)          (418,453)
     Unamortized net obligation at
          transition                                            303,200            322,150
     Unrecognized net loss (gain) subsequent
          to transition                                          14,121             (1,955)
     Unrecognized prior service cost                            (98,271)          (106,735)
                                                              ---------          ---------

          Accrued benefit cost at year end                    $(196,492)          (204,993)
                                                              =========          =========


     Annual expense related to the SERP consists of the following in 1999, 1998 and 1997:

                                                        1999            1998             1997
                                                      --------        --------         --------
     Interest cost                                    $ 26,032          27,452           78,852
     Amortization of net transition obligation          18,950          18,950           18,950
     Unrecognized prior service cost                    (8,464)         (8,464)              --
                                                      --------        --------         --------
     Net periodic pension expense                     $ 36,518          37,938           97,802
                                                      ========        ========         ========

     Weighted average discount rate                       7.75%           6.50%            6.75%
                                                      ========        ========         ========

(9)  Employee Stock Ownership Plan

     The Company has a noncontributory employee stock ownership plan (ESOP) covering substantially all employees. The Company reports compensation expense equal to the current market price of the shares released to participants each year. As of December 31, 1999, 44,324 shares have been allocated to employees with the remaining unallocated shares held in trust. Compensation expense amounted to $69,441, $105,028 and $141,059 for the years ended December 31, 1999, 1998 and 1997, respectively.

(10) Stock Option and Management Recognition Plans

     In accordance with the 1996 Stock Option Plan (the "SOP"), the Company's Board of Directors may grant stock options to officers and key employees to purchase up to 118,000 shares of authorized but unissued common stock. Options are granted with an exercise price equal to the fair market value at the date of grant. All stock options have ten-year terms and vest and become fully exercisable after five years from the date of grant.

     At December 31, 1999, there were 9,000 shares available for grant under the SOP. The per share weighted-average fair value of stock options granted was $1.43 in 1999, $3.71 in 1998 and $7.52 in 1997 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1999 - expected dividend yield of 3.00%, risk-free interest rate of 6.50%, assumed volitility of 37.01% and an expected life of 10 years; 1998 - expected dividend yield of 2.09%, risk-free interest rate of 5.25%, assumed volitility of 38.23% and an expected life of 10 years; and 1997 - expected dividend yield of 1.25%, risk-free interest rate of 5.75%, assumed volitility of 26.30% and an expected life of 10 years.

                          FINGER LAKES FINANCIAL CORP.

(10) Stock Option and Management Recognition Plans, continued

     The Company applies APB Opinion No. 25 in accounting for its SOP and accordingly, no compensation cost has been recognized for stock options in the financial statements. Had the Company recognized compensation cost based on the fair value at the grant date for its stock option under SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                         1999             1998            1997
                                                         ----             ----            ----
     Net income                     As reported       $1,304,941         724,029         847,497
                                      Pro forma        1,278,257         693,497         820,817

     Net income per share - basic   As reported       $     0.37            0.20            0.24
                                      Pro forma             0.36            0.19            0.24

     Stock option activity for the years ended December 31, 1999, 1998 and 1997 follows:

                                                                    Weighted-
                                                 Number of           average
                                                  shares         exercise price
                                                  ------         --------------
     Balance at January 1, 1997                    80,700             $ 7.93
              Granted                              28,600              11.63
                                                 --------             ------

     Balance at December 31, 1997                 109,300               8.89
              Granted                               8,700              17.21
              Forfeited                            (2,000)             (8.00)
                                                 --------             ------
     Balance at December 31, 1998                 116,000               9.53

              Granted                               1,000               9.00
              Forfeited                            (2,000)            (19.88)
              Cancelled                            (6,000)            (17.98)
                                                 --------             ------

     Balance at December 31, 1999                 109,000             $ 8.87
                                                 ========             ======

     The range of exercise prices and weighted-average remaining contractual life of outstanding options was $6.75 - $14.50 and six years at December 31, 1999 and $6.75 - $20.00 and seven years at December 31, 1998, respectively . At December 31, 1999 and 1998, the number of options exercisable was 58,400 and 37,200 respectively.

     The Company also has a Management Recognition Plan (MRP) pursuant to which the Company's Board of Directors may award shares of common stock to officers and key employees. In 1996, the Company contributed funds to an irrevocable trust held by an independent third party, which purchased 47,200 issued and outstanding shares for $8.4375 per share. As of December 31, 1999, all shares had been granted to employees with original vesting periods of three to five years. Compensation expense in the amount of the fair market value of the common stock at the date of the grant to the officer or employee is recognized prorata over the vesting period. MRP expense included in salaries and employee benefits in the consolidated statement of income was $106,000 in each of 1999 and 1998 and $70,000 in 1997.

                          FINGER LAKES FINANCIAL CORP.

(11) Net Income Per Share

     The following is a summary of the net income per share calculation for the years ended December 31, 1999, 1998 and 1997:

                                                              1999                                       1998
                                                              ----                                       ----
                                                            Weighted                                   Weighted
                                                             Average     Per-Share                      Average     Per-Share
                                            Income           Shares       Amount        Income          Shares       Amount
                                            ------           ------       ------        ------          ------       ------
     Net income per share - basic
         Weighted average shares                            3,570,000                                  3,570,000
                                                           ----------                                  ---------
         Income available
            to common
            shareholders                   $1,304,941       3,570,000      $0.37      $  724,029       3,570,000      $0.20
                                           ----------      ----------      =====      ----------      ----------      =====

     Effect of dilutive securities:
         Common stock options                                  18,447                                     43,982
                                                           ----------                                 ----------

     Net income per share - diluted        $1,304,941       3,588,447      $0.36      $  724,029       3,613,982      $0.20
                                           ==========      ==========      =====      ==========      ==========      =====
                                                              1999
                                                              ----
                                                            Weighted
                                                             Average     Per-Share
                                            Income           Shares       Amount
                                            ------           ------       ------
       Net income per share - basic
           Weighted average shares                          3,570,000
                                                           ----------
           Income available
              to common
              shareholders                 $  847,497       3,570,000      $0.24
                                           ----------      ----------      =====

       Effect of dilutive securities:
           Common stock options                                23,574
                                                           ----------

       Net Income per share - diluted      $  847,497       3,593,594      $0.24
                                           ==========      ==========      =====

(12) Commitments and Contingencies

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are primarily commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk and at December 31, 1999 and 1998 are not reflected in the consolidated statements of financial condition.

     The following is a summary of the maximum credit exposure of each class of lending related off-balance sheet financial instruments outstanding at December 31:

                                                        1999              1998
                                                     ----------        ----------
     Commitments to originate loans:
          Fixed rate mortgage loans                  $1,108,450         2,251,161
          Adjustable rate mortgage loans                144,000         1,182,000
          Commercial real estate loans                1,223,000         2,243,000
          Commercial loans                              300,000                --
          Consumer home equity loans                    324,100           511,400
                                                     ----------        ----------
                                                     $3,099,550         6,187,561
                                                     ==========        ==========

                          FINGER LAKES FINANCIAL CORP.

(11) Commitments and Contingencies - continued

                                                      1999              1998
                                                   -----------       -----------
     Unused lines of credit:
          Construction loans                       $   994,955         1,282,439
          Commercial lines of credit                 5,355,963         2,001,192
          Home equity lines of credit                7,859,186         5,386,745
          Other                                        503,219           489,531
                                                   -----------       -----------
                                                   $14,713,323         9,159,907
                                                   ===========       ===========

     Outstanding letters of credit                 $    90,000            12,000
                                                   ===========       ===========

     Commitments to sell loans:
          Fixed rate mortgage loans                $   666,720         1,867,000
                                                   ===========       ===========

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Substantially all commitments to extend credit, if funded, will represent loans secured by real estate. At December 31, 1999, the Company had no significant concentrations of credit risk in the loan portfolio outside the natural geographic concentration pertaining to the communities that the Company serves.

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

     At December 31, 1999, the Company occupies branch facilities under noncancelable operating leases. Office occupancy and equipment expense includes rental expense of $272,251, $243,420 and $199,382 for the years ended December 31, 1999, 1998 and 1997, respectively. The approximate future minimum annual rental payments under the existing terms of such leases at December 31, 1999 are as follows: $298,488, $258,018, $252,124,
     $252,124 and $252,124 for the years ending December 31, 2000, 2001, 2002,
     2003, and 2004, respectively, and $2,200,408 in later years.

                          FINGER LAKES FINANCIAL CORP.

(12) Environmental Matter

     In April 1989, the Company foreclosed on property that had been a dry cleaning and laundry facility. Environmental investigations revealed ground water and soil contamination and the Company incurred in excess of $500,000 in remediation costs through 1992. During the period from 1993 to 1998 the Company had discussions with the Department of Environmental Commission
     (DEC) and performed periodic soil testing to determine if the property could be sold. In October 1998, further testing revealed a new and more volatile contaminant in the soil. As a result, the Company recorded a provision of $620,000 in December 1998 and $90,000 in 1999. At December 31, 1998, the Company had a $691,000 accrual in other liabilities for the estimated probable costs relating to the remediation. In April 1999, the Company submitted an application for a voluntary cleanup agreement and a proposed remediation plan to the DEC. In May 1999, the Company received comments from the DEC regarding the proposed remediation plan which included suggestions of alternative remediation methods. In response to these comments, the Company completed a detailed evaluation of the alternative remediation methodologies. In October 1999, the Company submitted a Focused Feasibility Study and Remediation Work Plan for voluntary cleanup to the DEC. In December 1999, the DEC approved the voluntary cleanup agreement and work plan. The Company anticipates approval of the final design work plan from the DEC by June 2000. When the final design work plan has been approved by the DEC, the Company intends to purchase a cleanup cost CAP insurance policy with a coverage limit of $1 million for a 2 year term. The Company has purchased a pollution legal liability insurance policy with a coverage limit of $2 million and a policy term of 5 years, which provides coverage against third party liability claims that could arise from any off-site migration of the contamination.

     At December 31, 1999, the Company had a $684,000 accrual in other liabilities for the estimated remediation costs. Management for the Company believes that the recorded liability, together with the insurance coverage, should be adequate to cover reasonably anticipated liabilities in connection with this matter. However, it is possible that our liability exposure for the site will exceed the amounts reserved and insured.

(13) Stockholders' Equity and Regulatory Capital Requirements

     Other Comprehensive Income

     The components of other comprehensive income (loss) for 1999, 1998 and 1997 are as follows:

                                                                1999              1998               1997
                                                            -----------        -----------       -----------
     Unrealized holding gains (loss)
        arising during year                                 $(3,633,966)          (213,868)          653,869
     Less: reclassification adjustment for gains
        included in net income                                   46,282             63,739            85,296
                                                            -----------        -----------       -----------
     Change in unrealized gains on securities,
        available for sale, net of taxes                    $(3,680,248)          (277,607)          568,573
                                                            ===========        ===========       ===========

     Dividends

     The Mutual Holding Company, which owns 2,389,948 shares of stock in Finger Lakes Financial Corp., waived receipt of its dividend thereby reducing the actual dividend payments. The amount of dividends waived by the Mutual Holding Company was $573,600 in 1999, $550,000 in 1998 and $478,000 in
     1997.

     Payment of dividends by the Bank is subject to non-objection by the OTS. As of December 31, 1999, the amount of capital available for distribution was $5.7 million.

                          FINGER LAKES FINANCIAL CORP.

(14) Stockholders' Equity and Regulatory Capital Requirements, continued

     Regulatory Capital Requirements

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Under the OTS capital regulations in effect at December 31, 1999, the Bank was required to maintain a minimum ratio of tangible capital to tangible assets of 1.5%; a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 4.0%; and a minimum ratio of total capital (core capital and supplementary capital) to risk-weighted assets of 8.0%, of which 4.0% must be core (Tier 1) capital.

     The regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a core (Tier 1) capital ratio of at least 5.0%; a core (Tier 1) risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%.

     Management believes that, as of December 31, 1999 and 1998, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent OTS notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

     The following is a summary of the Bank's actual regulatory capital amounts and ratios as of December 31, 1999 and 1998, compared to the OTS requirements for minimum capital adequacy and for classification as a well-capitalized institution. OTS capital regulations apply at only the Bank level as the OTS does not impose capital requirements on the Holding Company.

                                                                                       Minimum
                                                         Actual                      Requirement                Well Capitalized
                                               -----------------------         -----------------------        --------------------
                                                 Amount          Ratio          Amount           Ratio        Amount         Ratio
                                                 ------          -----          ------           -----        ------         -----
     December 31, 1999

     Total capital (to risk
          weighted assets)                     $23,034,000       16.66%        11,058,800        8.00%       13,823,500       10.00%
     Tier 1 capital (to risk
          weighted assets)                      22,597,000       16.35%         5,529,400        4.00%        8,294,100        6.00%
     Tier 1 capital (to
          average assets)                       22,597,000        7.41%        12,202,480        4.00%       15,253,100        5.00%
     Tangible capital                           22,597,000        7.41%         4,575,930        1.50%               --          --

     1999 Adjusted Tangible Assets were $305,062,000. 1999 Risk Weighted Assets were $138,235,000.

                          FINGER LAKES FINANCIAL CORP.

(14) Stockholders' Equity and Regulatory Capital Requirements, continued

                                                                                       Minimum
                                                         Actual                      Requirement                Well Capitalized
                                               -----------------------         -----------------------        --------------------
                                                 Amount          Ratio          Amount           Ratio        Amount         Ratio
                                                 ------          -----          ------           -----        ------         -----
     December 31, 1998

     Total capital (to risk
         weighted assets)                      $20,350,000       17.04%         9,552,560        8.00%       11,940,700       10.00%
     Tier 1 capital (to risk
         weighted assets)                       21,328,000       17.86%         4,776,280        4.00%        7,164,420        6.00%
     Tier 1 capital (to
         average assets)                        21,328,000        7.55%         8,475,150        3.00%       14,125,250        5.00%
     Tangible capital                           21,328,000        7.55%         4,237,575        1.50%               --          --

     1998 Adjusted Tangible Assets were $282,505,000. 1998 Risk Weighted Assets were $119,407,000.

     Regulatory capital ratios of the Company at December 31, 1999, computed on a consolidated basis are summarized below:

                                                        1999             1998
                                                        ----             ----
     Total capital (to risk weighted assets)           16.81%           17.45%
     Tier 1 capital (to risk weighted assets)          16.50%           18.27%
     Tier 1 capital (to average assets)                 7.46%            7.71%
     Tangible capital                                   7.46%            7.71%

(15) Fair Value of Financial Instruments

     The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:

     Securities

     Fair values for securities are based on quoted market prices. Where quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

     Loans

     The fair values of variable rate loans that reprice frequently and have no significant credit risk, approximates carrying values. Fair values of fixed rate residential mortgage loans are based on quoted market prices of similar loans sold in the secondary market, adjusted for differences in loan characteristics. The fair values of other loans are estimated through discounted cash flow analyses using interest rates currently being offered for loans with similar terms and credit quality.

     Delinquent loans are valued using the discounted cash flow methods described above. While credit risk is a component of the discount rate used to value loans, delinquent loans are presumed to possess additional risk. Therefore, the calculated fair values of loans delinquent more than 30 days are reduced by an allocated amount of the general allowance for loan losses.

                          FINGER LAKES FINANCIAL CORP.

(15) Fair Value of Financial Instruments, Continued

     Deposits

     The fair values of demand deposits, savings accounts and money market accounts are, by definition, equal to the amounts payable on demand at the reporting date (e.g., their carrying values). The fair value of fixed maturity time deposits is estimated using a discounted cash flow approach that applies interest rates currently being offered on certificates of deposits to a schedule of weighted average expected monthly maturities.

     Advances from FHLB

     The fair value of advances from the FHLB is estimated using a discounted cash flow approach that applies interest rates currently being offered for advances with similar terms.

     The estimated fair value of the Company's financial instruments is as follows:

                                                    December 31, 1999                       December 31, 1998
                                            --------------------------------         -------------------------------
                                              Carrying                                Carrying
                                               amount            Fair value            amount            Fair value
                                            ------------         -----------         -----------         -----------
     Financial assets:
          Securities                        $120,343,002         120,317,480         119,972,579         119,995,337
          Loans                              158,854,160         158,867,205         145,135,602         149,089,220

     Financial liabilities:
          Deposits:
              Demand deposit accounts,
                  savings and money
                  market accounts             75,588,155          75,588,155          74,582,317          74,582,317
              Time deposits                  132,544,129         132,598,680         127,851,654         127,952,986
          Advances from FHLB                  69,595,730          70,897,337          54,815,261          55,066,529

     Other Financial Instruments

     Based on the characteristics of cash, cash equivalents, and FHLB stock, the carrying value approximates the fair value. The fair value of commitments to extend credit are equal to the deferred fees outstanding, as the contractual rates and fees approximate those currently charged to originate similar commitments.

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                          FINGER LAKES FINANCIAL CORP.

(16) Condensed Parent Company Only Financial Information

     The following condensed statements of condition of Finger Lakes Financial Corp. as of December 31, 1999 and 1998 and the condensed statements of income and condensed statements of cash flows for 1999 and 1998 should be read in conjunction with the Consolidated Financial Statements and related notes:

                                                                  December 31,
                                                        --------------------------------
                                                            1999                1998
                                                        -----------          -----------
     Condensed Statement of Condition
           Assets:
                Cash                                    $   210,690          $   441,823
                Notes receivable from
                  subsidiary                                180,603              216,724
                Other assets                                 49,746               59,344
                Investment in subsidiary                 19,237,662           21,535,356
                                                        -----------          -----------

                                                        $19,678,701          $22,253,247
                                                        ===========          ===========

         Liabilities and stockholders' equity:
                Note payable to subsidiary              $   299,801          $   289,651
                Stockholders' equity                     19,378,900           21,963,596
                                                        -----------          -----------

                                                        $19,678,701          $22,253,247
                                                        ===========          ===========

     Condensed Statement of Income

                                                        1999                1998
                                                     -----------         -----------
     Income                                          $    15,958         $     3,596

     Expense                                              22,340               4,553
                                                     -----------         -----------

         Loss before income taxes and
           equity in earnings of subsidiary               (6,382)               (957)

     Income tax benefit                                    2,591                  --
                                                     -----------         -----------

         Loss before equity in earnings
           of subsidiary                                  (3,791)               (957)

     Equity in earnings of subsidiary                  1,308,732             724,986
                                                     -----------         -----------

     Net income                                      $ 1,304,941         $   724,029
                                                     ===========         ===========

                          FINGER LAKES FINANCIAL CORP.

(16) Condensed Parent Company Only Financial Information, Continued

     Condensed Statements of Cash Flows

                                                                  1999                       1998
                                                              -----------                -----------
     Cash flows from operating activities:
         Net income                                           $ 1,304,941                $   724,029
         Adjustments to reconcile net income
           to net cash provided by operating
           activities:
                Equity in earnings of subsidiary               (1,308,732)                  (724,985)
                Other, net                                          9,598                    (59,345)

                     Net cash provided by
                         (used in) operating
                         activities                                 5,807                    (60,301)
                                                              -----------                -----------

     Cash flows from investing activities:

         Note receivable originated to subsidiary                      --                   (225,754)
         Principal collected on note receivable                    36,121                      9,030
                                                              -----------                -----------

              Net cash provided by (used in)
                investing activities                               36,121                   (216,724)
                                                              -----------                -----------

     Cash flows from financing activities:

         Increase in note payable to subsidiary                    10,150                    289,651
         Capitalization of Company                                     --                    500,000
         Cash dividends paid                                     (283,211)                   (70,803)
                                                              -----------                -----------

              Net cash (used in) provided by
                financing activities                             (273,061)                   718,848
                                                              -----------                -----------

     Net (decrease) increase in cash and
       cash equivalents                                          (231,133)                   441,823

     Cash and cash equivalents at beginning
       of period                                                  441,823                         --
                                                              -----------                -----------

     Cash and cash equivalents at end
       of period                                              $   210,690                $   441,823
                                                              ===========                ===========

                          FINGER LAKES FINANCIAL CORP.

     Quarterly Summarized Financial Information (Unaudited)

     Selected quarterly financial data for fiscal 1999 and 1998 follows (in thousands, except per share data):

                                                                            1999
                                           -----------------------------------------------------------------------
     By Quarter                              1                2               3              4               Year
                                           ------          ------          ------          ------           ------
     Interest income                       $4,871           4,987           5,208           5,251           20,317
     Interest expense                       2,910           2,950           3,050           3,111           12,021
                                           ------          ------          ------          ------           ------

     Net interest income                    1,961           2,037           2,158           2,140            8,296

     Provision for loan
       losses                                  75              50              35              40              200

     Non-interest income                      303             363             307             355            1,328
     Non-interest expense                   1,734           1,850           1,797           1,878            7,259
                                           ------          ------          ------          ------           ------

     Income before income
       taxes                                  455             500             633             577            2,165

     Income taxes                             182             200             260             218              860
                                           ------          ------          ------          ------           ------

     Net income                            $  273             300             373             359            1,305
                                           ======          ======          ======          ======           ======

     Net income per common share:

       Basic                               $ 0.08            0.08            0.10            0.11             0.36
       Diluted                             $ 0.08            0.08            0.10            0.10             0.36
                                           ======          ======          ======          ======           ======

                                                                            1998
                                           -----------------------------------------------------------------------
     By Quarter                              1                2               3              4               Year
                                           ------          ------          ------          ------           ------
     Interest income                       $4,443           4,551           4,693           4,959           18,646
     Interest expense                       2,617           2,730           2,885           2,969           11,201
                                           ------          ------          ------          ------           ------

     Net interest income                    1,826           1,821           1,808           1,990            7,445

     Provision for loan
       losses                                  60              60              60              60              240

     Non-interest income                      238             322             285             356            1,201
     Non-interest expense                   1,562           1,623           1,661           2,367            7,213
                                           ------          ------          ------          ------           ------

     Income before income
       taxes                                  442             460             372             (81)           1,193

     Income taxes                             176             184             142             (33)             469
                                           ------          ------          ------          ------           ------

     Net income                            $  266             276             230             (48)             724
                                           ======          ======          ======          ======           ======

     Net income per common share:

       Basic                               $ 0.07            0.08            0.06           (0.01)            0.20
       Diluted                             $ 0.07            0.08            0.06           (0.01)            0.20
                                           ======          ======          ======          ======           ======

          (3)  Exhibits
               --------


Number                              Description
------                              -----------

3.1            Federal Stock Charter of Finger Lakes Financial Corp. (1)

3.2            Bylaws of Finger Lakes Financial Corp. (a)

4              Stock Certificate of the Savings Bank of the Finger Lakes, FSB
               (2)

10.1           Employee Stock Ownership Plan and Trust of the Company (2)*

10.2           Employment Agreement between the Company and G. Thomas Bowers
               (2)*

10.3           1996 Stock Option Plan of the Company and Amendment No. 1
               Thereto* (3)

10.4           1996 Management Recognition Plan* (3)

10.5 Modified Supplemental Pension Agreement, as amended, between the Company and Ralph E. Springstead* (3)

10.6           Modified Supplemental Pension Agreement between the Company and
               G. Thomas Bowers* (3)

10.7           Agreement between the Company and Terry L. Hammond* (3)

10.8           Agreement between the Company and Thomas A. Mayfield* (3)

10.9           Restated Deferred Compensation Plan for Directors*

10.10 Amendment dated June 22, 1998 to Supplemental Retirement Agreement between the Company and G. Thomas Bowers*

10.11          Split Dollar Agreement between the Company and G. Thomas Bowers*

10.12 Amendment dated June 22, 1998 to Supplemental Retirement Agreement between the Company and Ralph E. Springstead*

10.13          Split Dollar Agreement between the Company and Ralph E.
               Springstead*

21             Subsidiaries of the Registrant - Reference is made to Item 1.
               "Business" for the required information

(1) Incorporated by reference to Exhibits B and C of the Company's previously filed proxy statement relating to its Annual Meeting of Shareholders' held on April 23, 1998

(2) Incorporated by reference to the application for Approval of a Minority Stock Issuance by a Savings Association Subsidiary of a Mutual Holding Company on Form MIIC-2 filed by the Bank with the Office of Thrift Supervision on December 17, 1993, as amended.

(3) Incorporated by reference to the Bank's Annual Report on Form 10-K for the year ended December 31, 1996.

*    Management contract or compensatory plan or arrangement.

     (b)  Reports filed on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended December 31, 1999

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SOUND FEDERAL BANCORP


Date: March 27, 2000          By:  /s/G. Thomas Bowers
                                   -------------------
                                 G. Thomas Bowers
                                 President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:/s/ G. Thomas Bowers                   By: /s/ Michael J. Hanna
   -------------------                         --------------------
  G. Thomas Bowers, President, Chief         Michael J. Hanna, Chairman of the
    Executive Officer and Director             Board
  (Principal Executive Officer)

Date: March 27, 2000                      Date: March 27, 2000

By: /s/ Chris M. Hansen                   By:  /s/ Richard J. Harrison
---------------------------               ------------------------------
  Chris M. Hansen, Director                 Richard J. Harrison, Director

Date: March 27, 2000                      Date: March 27, 2000


By: /s/ Bernard G. Lynch                  By:  /s/ James E. Hunter
    -------------------                        ------------------
  Bernard G. Lynch, Director                James E. Hunter, Director

Date: March 27, 2000                      Date: March 27, 2000


By: /s/ Arthur W. Pearce                  By:  /s/ Ronald C. Long
   -------------------                         ------------------
  Arthur W. Pearce, Director                Ronald C. Long, Director

Date: March 27, 2000                      Date: March 27, 2000


By: /s/ Terry L. Hammond                  By:  /s/ Joan C. Rogers
    -------------------                        -----------------
  Terry L. Hammond, Chief Financial        Joan C. Rogers, Director
     Officer

Date: March 27, 2000                      Date: March 27, 2000