Form 10-Q
period 2000-03-31
FINGER LAKES FINANCIAL CORP
filed 2000-05-12
CIK 1062423

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                     ---------------------------------------

                                    FORM 10-Q

                                   (Mark One)

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   |X| SECURITIES EXCHANGE ACT OF 1934


       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                     --------------

                                   OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________  to  ________


                        COMMISSION FILE NUMBER 000-24809
                        --------------------------------


                          FINGER LAKES FINANCIAL CORP.
                          ----------------------------
            (Exact name of registrant as specified in its charter)

      UNITED STATES                                           16-1551047
-------------------------------                             --------------
(State or other jurisdiction of                            (I.R.S. Employer
(incorporation or organization)                           Identification Number)

470 EXCHANGE STREET, GENEVA, NEW YORK                          14456
---------------------------------------                       -------
(Address of principal executive office)                       (Zip Code)


Registrant's telephone number, including area code:  (315) 789-3838
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

                  Number of shares of common stock outstanding
                              as of March 31, 2000


 COMMON STOCK, $.01 PAR VALUE                                     3,570,000
 ----------------------------                                     ---------
        Class                                                    Outstanding

                          FINGER LAKES FINANCIAL CORP.

                                    Form 10-Q


                                      INDEX

                                                                                      Page
PART I -  FINANCIAL INFORMATION

         Item 1 - Financial Statements (unaudited):

                  Consolidated Statements of Financial Condition
                           at March 31, 2000 and December 31, 1999                     3

                  Consolidated  Statements of Income
                           for the three month periods ended
                           March 31, 2000 and March 31, 1999                           4

                  Consolidated  Statements of Cash Flows
                           for the three month periods ended
                           March 31, 2000 and March 31, 1999                           5, 6

                  Consolidated  Statements of Changes in Stockholders' Equity
                           and Comprehensive Income for the three month
                           period ended March 31, 2000                                 7

                  Notes to Consolidated Financial Statements                           8, 9

         Item 2 -  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations               10 - 12

         Item 3 - Quantitative & Qualitative Disclosure about
                                   Market Risk                                         13

PART II -  OTHER INFORMATION

         Item 1 - Legal Proceedings                                                    14
         Item 2 - Changes in Securities and Use of Proceeds                            14
         Item 3 - Defaults Upon Senior Securities                                      14
         Item 4 - Submission of Matters to a Vote of Security Holders                  14
         Item 5 - Other Information                                                    14
         Item 6 - Exhibits and Reports on Form 8-K                                     14

         Signatures                                                                    15

Item 1 - Financial Statements

                          FINGER LAKES FINANCIAL CORP.

                 Consolidated Statements of Financial Condition
                             (dollars in thousands)
                                   (unaudited)

                                                       MARCH 31,       DECEMBER 31,
                                                       ---------       ------------
                                                          2000             1999
                                                          ----             ----
ASSETS

Cash and due from banks                                 $   4,243           6,095
Securities available for sale, at fair value              117,910         118,750
Securities held to maturity, fair value
     of $1,570 at March 31, 2000 and
     $1,567 at December 31, 1999                            1,593           1,593

Loans                                                     164,318         160,204
         Less allowance for loan losses                     1,389           1,349
                                                        ---------       ---------
Net loans                                                 162,929         158,855

Accrued interest receivable                                 2,262           2,180
Federal Home Loan Bank Stock, at cost                       3,523           3,523
Premises and equipment, net                                 4,408           4,149
Other assets                                                6,724           6,096
                                                        ---------       ---------
         Total assets                                   $ 303,592         301,241
                                                        =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Deposits                                           $ 210,998         208,132
     Advances from Federal Home Loan Bank                  69,811          69,960
     Other liabilities                                      3,405           3,770
                                                        ---------       ---------
         Total liabilities                                284,214         281,862
                                                        ---------       ---------

Stockholders' Equity:
     Preferred Stock; authorized 10,000,000
       shares; issued and outstanding - none                   --              --
     Common Stock, $.01 par value; 20,000,000
       shares authorized; 3,570,000 shares
       issued and outstanding                                  36              36
     Additional paid-in capital                             4,791           4,787
     Retained earnings                                     18,355          18,262
     Accumulated other comprehensive income (loss)         (3,632)         (3,525)
     Unallocated shares of ESOP                              (172)           (181)
                                                        ---------       ---------

         Total stockholders' equity                        19,378          19,379
                                                        ---------       ---------

Total liabilities and stockholders' equity              $ 303,592         301,241
                                                        =========       =========

           See accompanying notes to consolidated financial statements

                          FINGER LAKES FINANCIAL CORP.

                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)

                                                                 Three Months
                                                               Ended March 31,
                                                               ---------------
                                                             2000          1999
                                                            ------        ------

Interest income:
     Loans                                                  $3,214         2,918
     Securities                                              2,113         1,952
     Other                                                       8             1
                                                            ------        ------
                                                             5,335         4,871
                                                            ------        ------

Interest expense:
     Deposits                                                2,195         2,172
     Borrowings                                                980           738
                                                            ------        ------
                                                             3,175         2,910
                                                            ------        ------

         Net interest income                                 2,160         1,961

Provision for loan losses                                       60            75
                                                            ------        ------

Net interest income after provision
     for loan losses                                         2,100         1,886
                                                            ------        ------

Other operating income:
     Service charges                                           220           215
     Net gain on sale of securities                             --             6
     Net gain on sale of loans                                  30            82
                                                            ------        ------
                                                               250           303
                                                            ------        ------

Operating expenses:
     Salaries and employee benefits                            952           879
     Office occupancy and equipment                            382           339
     Deposit insurance premiums                                 11            31
     Professional fees                                         103            84
     Marketing and advertising                                  55            39
     Data processing                                            45            37
     Provision for environmental remediation                   150            --
     Real estate owned                                          18            21
     Other                                                     367           304
                                                            ------        ------
                                                             2,083         1,734
                                                            ------        ------

Income before income taxes                                     267           455

Income taxes                                                   103           182
                                                            ------        ------

Net income                                                  $  164           273
                                                            ======        ======

Earnings per common share - basic                           $ 0.05          0.08
                                                            ======        ======

Earnings per common share - diluted                         $ 0.05          0.08
                                                            ======        ======

           See accompanying notes to consolidated financial statements

                          FINGER LAKES FINANCIAL CORP.

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                Three Months
                                                               Ended March 31,
                                                              ---------------
                                                           2000           1999
                                                          -------       -------

Cash flows from operating activities:
Net income                                                $   164           273
  Adjustments to reconcile net income
  to net cash provided (used) by
  operating activities:
     Depreciation and amortization                            170           168
     Amortization of loan fees,
       discounts and premiums                                (150)           62
     Provision for loan losses                                 60            75
     Provision for environmental remediation                  150            --
     Net gain on sale of securities                            --            (6)
     Net gain on sale of loans                                (30)          (81)
     Net loss from sale of real estate
       owned                                                    7             2
     Proceeds from sale of loans held for sale              1,615         6,205
     Loans originated for sale                             (1,143)       (6,681)
     Decrease/(increase) in accrued
       interest receivable                                    (82)          122
     Increase in other assets                                (239)         (390)
     Decrease in other liabilities                           (512)         (300)
                                                          -------       -------

Net cash provided (used) by operating activities               10          (551)
                                                          -------       -------

Cash flows from investing activities:
  Proceeds from maturities of and principal
     collected on securities available for
     sale                                                   2,444        11,015
  Proceeds from maturities of and
     principal collected on securities
     held to maturity                                          --         2,000
  Proceeds from sales of securities
     available for sale                                        --         3,013
  Purchases of securities available for
     sale                                                  (1,774)      (19,011)
  Loans originated and purchased                           (8,225)      (13,845)
  Principal collected on loans                              3,445         8,626
  Proceeds from sale of real estate owned                      21            57
  Purchases of FHLB stock                                      --          (153)
  Purchases of premise and equipment, net                    (428)          (95)
                                                          -------       -------

Net cash used in investing activities                      (4,517)       (8,393)
                                                          -------       -------


                                                                     (continued)

                          FINGER LAKES FINANCIAL CORP.


                Consolidated Statements of Cash Flows, continued
                                 (in thousands)
                                   (unaudited)

                                                                   Three Months
                                                                 Ended March 31,
                                                                ---------------
                                                              2000          1999
                                                           --------       --------
Cash flows from financing activities:
  Net increase (decrease) in savings
     and demand accounts                                   $   (746)         1,225
  Net increase in time deposits                               3,611          1,608
  Net short term advance/(repayment) from FHLB              (14,900)         5,100
  Long term advances from FHLB                               15,000             --
  Repayments of long term advances from FHLB                   (248)          (233)
  Release of unallocated ESOP common
     stock                                                        9              9
  Dividends on common stock                                     (71)           (71)
                                                           --------       --------

     Net cash provided by financing
       activities                                             2,655          7,638
                                                           --------       --------

Net decrease in cash and cash equivalents
                                                             (1,852)        (1,306)


Cash and cash equivalents at beginning of
  period                                                      6,095          4,375
                                                           --------       --------

Cash and cash equivalents at end of
  period                                                   $  4,243          3,069
                                                           ========       ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                              $  3,276          2,921
     Income taxes                                                40             --

  Non-cash investing activities:
     Change in net unrealized gain or loss on
          securities available for sale, net of taxes          (107)          (548)
     Transfer of loans to real estate owned                $    224             --


See accompanying notes to consolidated financial statements

                          FINGER LAKES FINANCIAL CORP.
               Consolidated Statement of Changes in Stockholders'
                        Equity and Comprehensive Income
                                 (in thousands)
                                   (unaudited)

                                                            ADDITIONAL                  ACCUMULATED OTHER
                                               COMMON       PAID - IN       RETAINED    COMPREHENSIVE     UNALLOCATED
                                               STOCK         CAPITAL        EARNINGS    INCOME/(LOSS)     SHARES OF ESOP  TOTAL
                                               -------       ---------      --------    ----------------- --------------  -------

Balance at December 31, 1999                   $    36         4,787         18,262         (3,525)          (181)        19,379

Comprehensive income:
  Net income                                        --            --            164             --             --            164

  Change in net unrealized losses on
       securities, net of taxes                     --            --             --           (107)            --           (107)
                                                                                                                         -------
Total comprehensive income
                                                                                                                              57
Allocation of shares under ESOP                     --             4             --             --              9             13

Cash dividends declared, $.06 per share*
                                                    --            --            (71)            --             --            (71)
                                               -------       -------        -------        -------        -------        -------

Balance at March 31, 2000                      $    36         4,791         18,355         (3,632)          (172)        19,378
                                               =======       =======        =======        =======        =======        =======




*Finger Lakes Financial Corporation, M.H.C., which owns 2,389,948 shares of stock in the Company, waived receipt of its dividend thereby reducing the actual dividend payment to the amount shown above. The amount of dividends waived by the mutual holding company was $143,400 for the three months ended March 31, 2000.

See accompanying notes to consolidated financial statements.

FINGER LAKES FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1)      BASIS OF PRESENTATION

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments consisting of only normal recurring adjustments or accruals which are necessary for a fair presentation of the financial statements have been made at and for the three months ended March 31, 2000 and 1999. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results which may be expected for an entire fiscal year.

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

         On January 31, 2000, the Mutual Holding Company adopted a Plan of Conversion and Reorganization to convert from a federally chartered mutual holding company to a state chartered capital stock holding company. Contemporaneously with the Conversion and Reorganization, the remaining 66.9% interest (2,389,948 common shares) in the Company will be sold in a public stock offering. The proposed Plan of Conversion and Reorganization is subject to approval by the OTS and by at least a majority of the votes eligible to be cast either in person or by proxy by members of the Mutual Holding Company at a meeting at which the Plan of Conversion and Reorganization will be presented. December 31, 1998 has been established as the eligibility record date for determining the eligible account holders entitled to receive nontransferable subscription rights to subscribe for the conversion stock. The Reorganization will be accounted for as a change in corporate form with no resulting change in the historical basis of the Company's assets, liabilities and equity. In the event that the Reorganization and Offering are not successfully completed, the costs incurred in connection with the Reorganization and Offering will be expensed at the time that the unsuccessful completion is determined. As of March 31, 2000 the company had incurred approximately $125,000 of stock issuance costs.

         On May 2, 2000, the Board of Directors of the Company and the Mutual Holding Company jointly announced their decision to postpone the second step conversion of the Mutual Holding Company. The decision to postpone the conversion and the simultaneous offering of common stock was made after considering the uncertainty as to the timing of the Department of Environmental Conservation's (the "DEC") final approval of the Bank's Design and Construction Plan relating to foreclosed property requiring environmental remediation, as previously disclosed, and to a lesser extent the weakness in the conversion market.

(3)      EARNINGS PER SHARE

         Basic earnings per share for the three month period ended March 31, 2000 and 1999 was computed by dividing net income by the weighted average number of total common shares outstanding during the period and contingently issuable shares. Diluted earnings per share reflects the effects of common stock issuable upon exercise of dilutive options and stock grants.

(4)      DIVIDENDS

         On December 31, 1999 the Mutual Holding Company notified the Office of Thrift Supervision (OTS) of its intention to waive the right to receive dividends on its shares of the Company's common stock for the four-quarter period beginning with the quarter ended December 31, 1999. The Company declared a regular cash dividend of $.06 per share on January 18, 2000, payable February 14, 2000 to stockholders of record January 31, 2000.

(5)      EARNINGS PER SHARE RECONCILIATION

         The following table is a reconciliation of the numerator and denominator used in calculating the Company's basic and diluted earnings per share, (in thousands, except earnings per share):


                                                          For the Three Months
                                                          Ended March 31, 2000
                                                        ------------------------
                                                        Basic            Diluted
                                                        ------           -------

Net Income                                              $  164               164
                                                        ------            ------

Weighted average shares                                  3,539             3,539
Stock options                                               --                 1
                                                        ------            ------

Total weighted average shares,
     options and grants                                  3,539             3,540
                                                        ======            ======

Earnings Per Share                                      $ 0.05              0.05
                                                        ======            ======


                                                           For the Three Months
                                                           Ended March 31, 1999
                                                           --------------------
                                                        Basic            Diluted
                                                        -----            -------
Net Income                                              $  273               273
                                                        ------            ------

Weighted average shares                                  3,532             3,532
Stock options                                               --                33
                                                        ------            ------

Total weighted average shares,
     options and grants                                  3,532             3,565
                                                        ======            ======

Earnings Per Share                                      $ 0.08              0.08
                                                        ======            ======

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

On March 28, 2000, Finger Lakes Financial Corp., M.H.C., the Company's M.H.C. parent, filed an application with the Office of Thrift Supervision to convert from mutual to stock form. As part of this transaction, a new holding company parent, Finger Lakes Bancorp, Inc. was incorporated and would raise approximately $12 million in additional capital in a public offering. Existing shareholders would receive shares in the new company pursuant to an exchange ratio established by an independent appraiser. There can be no assurance that the second step conversion will be completed, however the company expects to receive the required regulatory approvals during the third calendar quarter of 2000.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND DECEMBER 31, 1999

Total assets as of March 31, 2000 were $303.6 million, an increase of $2.4 million or .8% from December 31, 1999. The increase was due primarily to a $4.1 million or 2.6% increase in the loan portfolio, partially offset by a decrease in cash and cash equivalents of $1.9 million. With continued emphasis on lending activities, residential and commercial mortgage loans increased by $1.7 million, home equity loans increased by $319,000, and commercial business loans increased by $1.9 million. Securities classified as available for sale at March 31, 2000 were $117.9 million, a decrease of $840,000 from December 31, 1999, while securities classified as held to maturity at March 31, 2000 were $1.6 million, having no change from December 31, 1999. The decrease in securities available for sale is a result of amortizations and prepayments of $2.4 million, partially offset by purchases of $1.8 million. Unrealized losses on securities available for sale increased $107,000 to $3.6 million, net of deferred taxes. The decrease of $1.9 million in cash and cash equivalents is the direct result of the higher level of funds at December 31, 1999, which was deemed prudent as part of Year 2000 contingency planning.

The growth in assets during the first quarter of 2000 was funded by a $2.9 million increase in total deposits. Savings and demand deposits decreased by $746,000 while certificates of deposit increased by $3.6 million. Consequently, our cost of funds increased to $4.23 from $4.15. Advances from the Federal Home Loan Bank of New York ("FHLB") remained essentially flat during the first quarter of 2000, though the composition of advances has moved towards longer term borrowings to positively affect our interest rate risk profile.

Stockholders' equity totaled $19.4 million as of March 31, 2000, essentially flat compared to December 31, 1999. Changes in stockholders' equity included net income of $164,000, offset by an increase of $107,000 in unrealized losses on securities available for sale, net of related deferred income taxes, and a dividend distribution of $71,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND
1999

GENERAL
Net income for the quarter ended March 31, 2000 amounted to $164,000 or $.05 per diluted share, compared to net income of $273,000, or $.08 per diluted share for the quarter ended March 31, 1999. The decline in net income is primarily attributable to a $150,000 provision on a foreclosed property requiring environmental remediation. In December 1999, the Bank received approval for a Voluntary Cleanup Agreement and Work Plan for the former laundry and dry cleaning property from the Department of Environmental Conservation (DEC). While negotiations are continuing with the DEC on the final Design and Construction Plan for this project, the reserve covers projected costs associated with design changes expected to be completed in response to recent comments from the DEC. At March 31, 2000, the Company had a total of $775,000 accrued in other liabilities for the estimated remediation costs. Management believes that the recorded liability is adequate to cover known costs in connection with this matter. A final review and determination from DEC is still pending.

NET INTEREST INCOME
Net interest income is determined by our interest rate spread (i.e., the difference between yields earned on our interest-earning assets and interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income amounted to $2.2 million for the three month period ended March 31, 2000, an increase of $199,000 from the same period last year. The average interest rate spread for the three month period ended March 31, 2000 was 2.72% versus 2.60% during the same period in 1999. The average yield on interest-earning assets increased 18 basis points, while average interest expense increased 6 basis points.

INTEREST INCOME
Total interest income for the three month period ended March 31, 2000 amounted to $5.3 million, an increase of $464,000 from the same period in 1999. The average yield on earning assets increased to 7.32% during the first three months of 2000 compared to 7.14% in the same period of 1999. Interest income on loans for the three months ended March 31, 2000 amounted to $3.2 million, an increase of $296,000 from the same period in 1999. The improvement was attributable to loan growth, as the average total outstanding loan balance increased by $13.0 million to $159.9 million for the three months ended March 31, 2000. Interest income on securities for the three months ended March 31, 2000 amounted to $2.1 million, an increase of $168,000 from the same period last year. This increase was attributed to both the growth in the portfolio, as the average outstanding securities balance increased by $5.4 million to $130.5 million (at amortized cost), and an increase in the yield, as the yield increased 26 basis points to 6.50%.

INTEREST EXPENSE
Total interest expense for the three months ended March 31, 2000 was $3.2 million, an increase of $265,000 from the same period in 1999. For the first quarter of 2000, interest expense on deposits amounted to $2.2 million while interest expense on borrowed funds amounted to $980,000. Interest expense on deposits remained essentially flat year over year, as an increase of $23,000 attributed to the growth in the average outstanding deposit base was offset by the decline in the average cost of deposits of 8 basis points. However, interest expense on borrowings increased $242,000, from $738,000 to $980,000 during the first quarter of 1999, due to an $11.6 million increase in average outstanding borrowings and a 49 basis point increase in the average cost of borrowed funds for the three months ended March 31, 2000 to 5.72% versus 5.23% for the same period last year.

PROVISION FOR LOAN LOSSES
The provision for loan losses amounted to $60,000 for the three months ended March 31, 2000, a decrease of $15,000 from the prior year. The allowance for loan losses amounted to $1.4 million as of March 31, 2000 or 0.85% of total loans outstanding and 270.23% of non-performing loans. The reduction in the provision reflects the continued trend of improvement in the credit quality of the loan portfolio. Net chargeoffs for the three month period ended March 31, 2000 were $20,000 versus net recoveries of $22,000 during the same period last year. Net recoveries from last year included $20,000 in recoveries on two federally insured loans on which claims had been made. Non-performing loans decreased from $587,000 as of December 31, 1999 to $514,000 as of March 31, 2000. Management reviews the adequacy of the allowance for loan losses quarterly through an asset classification and review process and an analysis of the level of loan delinquencies and general market and economic conditions.

NONINTEREST  INCOME
Noninterest income, consisting primarily of service charges on deposit accounts, loan servicing fees, income from the sale of annuities and mutual funds, and gains and losses on loans and securities sold, was $250,000 for the three months ended March 31, 2000, a decrease of $53,000 or 17.5% compared to the first quarter of 1999. Service charges on deposit accounts were $221,000 for the three months ended March 31, 2000, an increase of $6,000 over the same period in 1999. There were no gains on sales of securities during the first quarter of 2000, as compared to $6,000 in 1999. Net gains on sales of loans were $30,000 for the three months ended March 31, 2000, as compared to $82,000 in for the same period in 1999, reflecting our lower levels of loan sales.

NONINTEREST EXPENSE
Noninterest expense amounted to $2.1 million for the three months ended March 31, 2000, an increase of $349,000 or 20.1% from the same period last year. The current quarter includes a $150,000 provision for environmental remediation which reflects additional costs associated with design change expected to be completed in response to recent comments from the DEC. Increases of $73,000 in salaries and employee benefits expense were primarily the result of annual salary increases for employees of our Company, and the hiring of staff for our newest branch office in Auburn, scheduled to open in April, 2000. An increase of $43,000 in office occupancy and equipment expense was primarily the result of occupancy costs relating to the new branch office in Auburn, as well as expansion into a temporary operations center to meet the growing needs of our company. Deposit insurance premiums were $11,000, as compared to $31,000 for the same period last year, reflecting the change in federal deposit insurance rates that took effect January 1, 2000 for thrifts. Professional fees increased $19,000 or 22.6% from the same period last year, due to increased professional support of our information technology infrastructure. Marketing expenses increased from $39,000 during the first three months of 1999 to $55,000 for the same period this year, primarily due to strategic marketing campaigns directed at our new branch office in Auburn. Data processing expense amounted to $45,000, an increase of $8,000 or 21.6%. This increase is primarily the result of additional data communications costs associated with our new branch office, and data communications upgraded at two branches in Ithaca, New York. Other noninterest expenses, which includes primarily travel and entertainment, training, office supplies, telecommunications, loan servicing expenses, and contributions, increased $63,000 or 20.7% from the same period last year. This increase is primarily related to higher costs associated with telephone usage, an increase in retainer fees paid to our board directors, increases in ATM processing costs, and additional expenditures in travel and mileage costs as they relate to the new branch in Auburn.

INCOME TAXES
We recorded income tax expense of $103,000 for the three months ended March 31, 2000 on income before tax for the period of $267,000, reflecting an effective tax rate of 38.6%. For the same period in 1999, the effective rate was 40.0%.

FORWARD-LOOKING STATEMENTS
This report and the documents incorporated herein by reference may contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and assumptions made by management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seems", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, actual results may differ materially from those expressed or forecast in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information or otherwise.

ITEM 3 - QUANTITATIVE & QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Although the Company manages other risks, as in credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition and results of operations. The Company does not currently have a trading portfolio nor does it use derivatives to manage market and interest rate risk.

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

The OTS requires the Company to measure interest rate risk by computing estimated changes in the net portfolio value ("NPV") of cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. These computations estimate the effect on NPV of sudden and sustained 1% to 3% increases and decreases in market interest rates. The Company's board of directors has adopted an interest rate risk policy which establishes minimum NPV ratios (i.e. the ratio of NPV to the preset value of assets) in the event of 1%, 2% and 3% increases and decreases in market interest rates, respectively. The following table sets forth those policy guidelines and certain calculations, based on information provided to the Company by the OTS, with respect to the sensitivity of NPV to changes in market interest rates at December 31, 1999 (date of latest available data):


                                 ESTIMATED NET PORTFOLIO VALUE                     NPV A % OF PV OF ASSETS
     BASIS POINT                 -----------------------------                     -----------------------
      CHANGE
     IN RATES               $ AMOUNT        $ CHANGE          % CHANGE         NPV RATIO            BP CHANGE
     -----------            --------        --------          --------         ---------            ---------
                                                                                  (Dollars in Thousands)
       +300                 $ 5,753         (16,765)            (74)%             2.05%               (538) bp
       +200                  11,628         (10,890)            (48)              4.04                (339) bp
       +100                  17,410          (5,108)            (23)              5.89                (155) bp
        NC                   22,518                                               7.43
       -100                  27,732           5,214              23               8.94                 150 bp
       -200                  28,594           6,076              27               9.12                 169 bp
       -300                  28,801           6,283              28               9.11                 168 bp


As shown by the table, increases in interest rates will significantly decrease our NPV, while decreases in interest rates will result in smaller net increases in our NPV. The table suggests that in the event of a 200 basis point change in interest rates we would experience a decrease in NPV as a percentage of assets to 4.04% from 7.43% in a rising interest rate environment and an increase in NPV as a percentage of assets to 9.12% from 7.43% in a decreasing interest rate environment.

In order to offset some of the interest rate risk, maturities of $15 million of FHLB advances were extended during the first quarter of 2000, while shorter duration assets were added, including shorter term commercial business loans.

The Board of Directors is responsible for reviewing asset liability management policies. On at least a quarterly basis, the Board reviews interest rate risk and trends, as well as liquidity and capital ratios and requirements. Management is responsible for administering the policies and determinations of the Board of Directors with respect to out asset and liability goals and strategies.

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




Date:    May 11, 2000              By:      /s/ G. Thomas Bowers
         ------------                       -------------------
                                            G. Thomas Bowers
                                            Chairman, President and Chief
                                            Executive Officer


Date:    May 11, 2000              By:      /s/ Terry L. Hammond
         ------------                       -------------------
                                            Terry L. Hammond
                                            Executive Vice President and
                                            Chief Financial Officer