Form 10-K/A
period 1999-12-31
FINGER LAKES FINANCIAL CORP
filed 2000-06-09
CIK 1062423

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE AOF 1934 For the Fiscal Year Ended December 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transaction period from ___________________ to
     ______________________



                        Commission File Number: 000-24809

                          FINGER LAKES FINANCIAL CORP.
                         ------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          United States                                  16-1551047
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

        470 Exchange Street                                      14456
---------------------------------------                       -------------
(Address of Principal Executive Offices)                       (Zip Code)

                                 (315) 789-3838
              ------------------------------------------------------
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      -----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                   -------------------------------------------
                                (Title of Class)

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
YES      X           NO
     -----------         ----------

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                     PART I

ITEM 1.     BUSINESS

General

     Finger Lakes Financial Corp. Finger Lakes Financial is currently the mid-tier stock hcompany of Savings Bank of the Finger Lakes. Finger Lakes Financial owns all of the outstanding common stock of Savings Bank of the Finger Lakes. Finger Lakes Financial Corp., MHC owns 2,389,948 shares of Finger Lakes Financial's outstanding common stock. The remaining 1,180,052 shares of common stock are held by the public. At December 31, 1999 Finger Lakes Financial had consolidated assets totaling $301.2 million, deposits of $208.1 million and consolidated stockholders' equity of $19.4 million.

     Savings Bank of the Finger Lakes. Savings Bank of the Finger Lakes was formed as the result of the merger in 1984 of Geneva Savings Bank, a New
York-chartered savings bank, and Geneva Federal Sand Loan Association. On November 10, 1994, Savings Bank of the Finger Lakes completed its reorganization from a federally chartered, mutual savings bank to a federally chartered mutual holding company known as FLakes Financial Corporation, MHC. As part of the reorganization, Savings Bank of the Finger Lakes organized a federally chartered stock savings bank and transferred substantially all of its assets and liabilities, including all of its deposit-taking, lending and other banking functions and its corporate name to the newly created stock savings bank called Savings Bank of the Finger Lakes in exchange for 2,389,948 shares of common stock. Concurrent with the reorganization, Savings Bank of the Finger Lakes sold 1,180,052 shares of common stock, in a public offering. The Savings Bank of the Finger Lakes reorganized into the two-tier mutual holding company structure on August 17, 1998. The reorganization into the two-tier structure had no impact on the operations of the Savings Bank of the Finger Lakes.

     Savings Bank of the Finger Lakes has traditionally operated as a community oriented savings institution providing mortgage loans and other traditional financial services to those in its local community. Savings Bank of the Finger Lakes is primarily engaged in attracting deposits from the general public through its oand using those funds to originate loans secured by real estate. Savings Bank of the Finger Lakes also originates commercial business loans, consumer loans, mobile home loans and home equity loans and lines of credit. Savings Bank of the Finger Lakes also has a securities portfolio primarily consisting of mortgage-backed securities issued by federal agencies, United States common stocks and corporate and municipal bonds.

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

Lending Activities

     General. Our loan portfolio is predominantly comprised of conventional real estate mortgages, primarily on residences and one-to four-family dwellings, but also on commercial real estate. Our primary emphasis in the past has been on the origination of residential mortgages. In recent years we have sought to increase our multi-family and commercial real estate lending as well as non-mortgage lending, in particular home equity loans and commercial business lending. At December 31, 1999, loans totaled $160.0 million, of which $90.6 million, o56.60%, were secured by one-to four-family real estate, $28.5 million, or 17.82% were secured by multi-family and commercial real estate,

$2.7 million, or 1.69%, were construction loans, and $38.2 million or 23.89% were nloans. At December 31, 1999, commercial business loans were $9.5 million, or 5.96% of total loans, consumer loans were $6.0 million, or 3.73% of total loans, mobile home loans were $4.5 million, or 2.81% of total loans and home equity and property improvement loans were $18.2 million, or 11.39% of total loans.

     Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

                                                                          At December 31,
                          ----------------------------------------------------------------------------------------------------------
                                   1999                  1998                1997                 1996                  1995
                          --------------------   ------------------  -------------------  --------------------   -------------------
                            Amount    Percent      Amount  Percent     Amount   Percent      Amount  Percent      Amount    Percent
                          ---------- ---------   -------- ---------  ---------- --------  --------- ----------   --------  ---------
                                                                                  (Dollars In Thousands)
Mortgage Loans:
One-to-four-family
real estate.............. $  90,587     56.60% $  89,456    61.19%  $  75,679     63.42% $  57,932     64.60% $  54,483      62.76%
Multi-family and
commercial real estate...    28,520      17.82     20,534    14.05     19,243     16.13     11,176     12.46     11,843       13.64
Construction.............     2,695       1.69      6,912     4.73      2,103      1.75      1,296      1.44        373        0.43
                          ---------  ---------  --------- --------  --------- ---------  --------- ---------  ---------  ----------
Total mortgage loans.....   121,802      76.11    116,902    79.97     97,025     81.30     70,404     78.50     66,699       76.83
                          ---------  ---------  --------- --------  --------- ---------  --------- ---------  ---------  ----------

Non-Mortgage Loans:
Commercial business......     9,536       5.96%     5,413     3.70%     3,392      2.84%     3,290      3.67%     3,074        3.54%
Home equity and
property improvement.....    18,235      11.39     12,874     8.81      9,184      7.70      6,137      6.84      5,779        6.66
Mobile home..............     4,501       2.81      4,074     2.79      4,916      4.12      5,703      6.36      6,654        7.66
Consumer.................     5,966       3.73      6,920     4.73      4,819      4.04      4,155      4.63      4,613        5.31
                          ---------  ---------  --------- --------  --------- ---------  --------- ---------  ---------  ----------
Total non-mortgage
 loans...................    38,238      23.89     29,281    20.03     22,311     18.70     19,285     21.50     20,120       23.17
                          ---------  ---------  --------- --------  --------- ---------  --------- ---------  ---------  ----------
Total loans..............   160,040     100.00%   146,183   100.00%   119,336    100.00%    89,689    100.00%    86,819      100.00%
                                      ========             =======               ======              =======                =======

Premiums, net of
deferred fees............       163                   129                 252                   81                   40
Allowance for loan
 losses..................    (1,349)               (1,176)             (1,149)              (1,088)                (809)
                          ---------             ---------           ---------            ---------            ---------
Net loans................ $ 158,854             $ 145,136           $ 118,439            $  88,682            $  86,050
                          =========             =========           =========            =========            =========

     Contractual Principal Repayments. The following table sets forth certain information at December 31, 1999 regarding the dollar amount of loans maturing in our portfolio, based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due under one year.


                                             Due Under   Due 1-3        Due 3-5     Due 5-10     Due 10-20     Due 20+
                                              1 Year        Years        Years        Years        Years        Years       Total
                                            ----------   ----------   ----------   ----------   ----------  -----------  -----------
                                                                                   (In Thousands)

One-to four-family real estate............  $   3,089    $   6,908    $   8,009    $  25,593    $  26,659   $  20,329    $  90,587
Multi-family and commercial real estate...      2,095        4,765        5,651       13,525        2,484          --       28,520
Construction..............................      2,695           --           --           --           --          --        2,695
Commercial business.......................      2,371        5,453        1,712           --           --          --        9,536
Home equity and property improvement......      1,725        3,943          298           --           --          --        5,966
Mobile home...............................        234          548          674        2,439          606          --        4,501
Consumer..................................        604        1,370        1,618        5,449        6,789       2,405       18,235
                                            ---------    ---------    ---------    ---------    ---------   ---------    ---------
Total.....................................  $  12,813    $  22,987    $  17,962    $  47,006    $  36,538   $  22,734    $ 160,040
                                            =========    =========    =========    =========    =========   =========    =========


     The following table sets forth the dollar amount of all loans due after one year from December 31, 1999, which have fixed interest rates or which have floating or adjustable interest rates.

                                                                                                  Floating or
                                                                               Fixed Rates     Adjustable Rates        Total
                                                                               -----------     ----------------        -----
                                                                                            (Dollars In Thousands)

One-to four-family real estate.............................................     $  53,496         $  34,002         $  87,498
Multi-family and commercial real estate....................................         5,705            20,720            26,425
Commercial business........................................................         2,029             5,136             7,165
Home equity and property improvement.......................................         4,241                --             4,241
Mobile home................................................................         4,267                --             4,267
Consumer...................................................................        10,278             7,353            17,631
                                                                                ---------         ---------         ---------
Total......................................................................     $  80,016         $  67,211           147,227
                                                                                =========         =========         =========
Percent of total...........................................................         54.35%            45.65%           100.00%
                                                                                =========         =========         =========

     Scheduled contractual amortization of loans does not reflect the actual term of the loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due- clauses, which give Savings Bank of the Finger Lakes the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage.

Originations, Purchases and Sales of Loans.

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                                                                 Year Ended December 31,
                                                                                        ----------------------------------------
                                                                                           1999           1998            1997
                                                                                        ---------      ---------       ---------
                                                                                                    (In Thousands)
Loan originations:
One-to four-family real estate......................................................    $  21,869      $  42,138       $  22,587
Multi-family and commercial real estate.............................................        7,924          4,582           5,469
Construction........................................................................        5,257          8,844           1,894
Commercial business loans...........................................................       10,936          4,087             916
Home equity and property improvement loans..........................................       10,234          7,806           4,782
Mobile home loans...................................................................        1,388            132             127
Consumer loans......................................................................        3,030          6,040           3,659
                                                                                        ---------      ---------       ---------
Total loans originated..............................................................       60,638         73,629          39,434
Purchases...........................................................................           51            770          11,026
                                                                                        ---------      ---------       ---------
Total loans originated and purchased................................................       60,689         74,399          50,460
                                                                                        ---------      ---------       ---------

Sales and principal reductions:
Loans sold..........................................................................       14,000         21,135           4,533
Loan principal payments and other reductions........................................       32,832         26,417          16,280
                                                                                        ---------      ---------       ---------
Total sold and principal reductions.................................................       46,832         47,552          20,813
Increase (decrease) due to other items, net.........................................         (139)          (150)            110
                                                                                        ---------      ---------       ---------
Net increase in net loan portfolio..................................................    $  13,718      $  26,697       $  29,757
                                                                                        =========      =========       =========


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

     We offer adjustable-rate mortgages in order to decrease the vulnerability of our oto changes in interest rates. At December 31, 1999, 38.0% of the one-to four-family real estate loans in our loan portfolio consisted of adjustable-rate loans. Adjustable-rate mortgages are offered with initial rates which are fixed for one, three and five years and adjust annually thereafter. One year adjustable rate loans have a 2% cap on the arate adjustment with a 6% rate adjustment cap over the life of the loan. Three and five year adjustable rate mortgages have a 3% cap on the annual rate adjustment with a 6% rate adjustment cap over the life of the loan. Adjustable rate loans are priced in accordance with the corresponding treasury security. Adjustable-rate mortgage loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the property securing the loan may be adversely affected by higher interest rates.

     Originations of one-to four- family real estate loans in 1999 totaled $21.9 million. The decrease in one-to four- family real estate loan originations from the $42.1 million originated in 1998 reflects the significant refinancing activity that occurred in 1998. Generally, one-to four-family mortgage loans are originated with loan- ratios up to 95% of the appraised value of the property or the purchase price of the property with private mortgage insurance. Loans have "due on sale" clauses, which are provisions giving us the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the property serving as collateral for the mortgage. We receive appraisals on all one-to four-family loans. We also review and verify each loan applicant's income and credit history.


     Multi-Family and Commercial Real Estate Loans. At December 31, 1999, $28.5 million, or 17.82%, of our total loan portfolio consisted of loans secured by existing multi-family and commercial real e Our multi-family and commercial real estate loans include loans secured by small office buildings, retail establishments, light manufacturing and distribution facilities and apartment buildings.

     We originate both fixed- and adjustable-rate multi-family and commercial real estate loans. We generally offer multi-family and commercial real estate loans with amortization schedules of up to twenty years with no more than five years at a fixed rate of interest. Multi-family and commercial real estate loans are originated with loan-to-value ratios generally up to 80% of the lower of the purchase price or an independent appraisal. In deciding to originate a multi-family or commercial real estate loan, we will review the credit worthiness of the borrower, the expected cash flow from the property securing the loan, the cash flow from the property to debt service requirements of the borrower, the value of the property and the quality of the management involved with the property. Generally, we will obtain the personal guarantee of the principals when originating multi-family and commercial real estate loans. Multi-family and commercial real estate lending is generally considered to involve a higher degree of credit risk than one-to four-family residential lending. Such lending may involve large loan balances concentrated on a single borrower or group of related borrowers. In addition, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of the related real estate project. Consequently the repayment of the loan may be subject to adverse conditions in the real estate market or the economy generally.

     Construction Loans. We make construction loans for residential and commercial purposes. Construction loans are disbursed as construction is completed. We generally will not make construction loans on a speculative basis. At December 31, 1999, construction loans totaled $2.7 million, or 1.69%, of the total loan portfolio. Of this amount, residential construction loans amounted to $1.1 million or 0.71% of our total loan portfolio. Residential construction lending is generally limited to our primary lending area. Residential construction loans are generally to end owners and are structured to be converted to permanent loans at the end of the construction phase, which typically is no more than nine months. Residential construction loans have terms which generally match the non-construc loans then offered by us, except that during the construction phase the borrower only pays interest on the loan. The interest rates charged on such loans are generally 0.25% higher than those charged on other single-family residential loans. Residential construction loans are underwritten pursuant to the same general guidelines used for originating permanent loans. In addition, residential construction loans may be sold to Fannie Mae on a servicing retained basis following its conversion to a permanent loan following the construction period.

     At December 31, 1999, commercial construction loans amounted to $1.6 million or 0.98% of our total loan portfolio. Commercial construction lending is generally limited to our primary lending areas. These loans are generally structured to convert to permanent financing at the end of the construction phase, which typically is no more than twenty- four months, including a "lease up period" of up to twelve months. Commercial construction loans may also be structured for permanent financing by other financial institutions upon completion of the construction period. Commercial construction loans are underwritten pursuant to established policy guidelines. Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on owner-oc real estate because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates.

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

     We have actively sought to increase our commercial business lending. We established a commercial lending department in 1996. This department currently has three dedicated lenders and three back osupport staff. Our originations of commercial business loans have increased substantially. During 1999, we originated $10.9 million in commercial business loans compared to $4.1 million and $916,000 during 1998 and 1997, respectively.

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

     Mobile Home Loans. We purchase mobile home loans from a third-party loan originator who specializes in such lending. As of December 31, 1999, we had $4.5 million, or 2.81%, of our total loan psecured by mobile homes owned by individuals. While we generally lend throughout the states of New York and New Jersey, the mobile home units are primarily located in what we believe to be well-managed mobile home parks. Mobile home loans are made at fixed rates for terms of up to 20 years, although most mobile home loans have terms of 15 years.

     Consumer Loans. Subject to the restrictions contained in federal laws and regulations, walso are authorized to make loans for a wide variety of personal or consumer purposes. As of December 31, 1999, $6.0 million, or 3.73%, of our total loan portfolio consisted of consumer loans. We also offer unsecured personal loans in amounts up to $5,000.

     Loan Originations and Underwriting. Our lending activities are subject to written, non-discriminat underwriting standards and the loan origination procedures adopted by management and the Board of Directors. Designated loan officers have the authority to approve residential loans up to $240,000 and consumer loans up to $100,000. Residential and consumer loans up to $350,000 may be approved by a senior lending officer. Residential and consumer loans exceeding these amounts and up to $500,000 may be approved by our President or senior loan officer. Commercial business loans and commercial real estate loans may be approved by designated loan officers up to $200,000. Commercial business loans and commercial real estate loans in excess of $200,000 and up to $500,000 may be approved by a senior loan officer or President and Chief Executive Officer. All loans in excess of the individual loan limits described above must be approved by the loan committee which consists of officers of the Savings Bank of the Finger Lakes. This committee has the authority to approve loans up to $750,000. If any loan or group of loans to one borrower exceeds $750,000, it must be approved by the loan committee and subsequently approved by a committee of the Board of Directors. At December 31, 1999, our lending limit to one borrower was $2.0 million. On that date, there were no borrowers in excess of our lending limits.

Asset Quality

     Delinquent Loans. The following table sets forth information concerning delinquent loans at December 31, 1999, in dollar amount and as a percentage of our total loan portfolio. The amounts presented represent principal balances of the related loans, rather than the actual payment amounts which are past due.



                                         Multi-family                                          Home Equity
                             One- to         and                                                   and
                           Four-family    Commercial                   Commercial               Property
                           Real Estate    Real Estate    Construction   Business   Mobile Home Improvement   Consumer      Total
                         --------------- -------------- -------------- ----------- ----------- ------------ ----------- -----------
                         Amount       %  Amount      %   Amount    %  Amount   %   Amount   %  Amount    %  Amount   %  Amount   %
                         ------      --- ------     ---  ------   --- ------  ---  ------  --- ------   --- ------  --- ------  ---

                                                                      (Dollars in Thousands)

Loans delinquent for:

30 - 59 days.......... $   724     0.45% $ ---      --% $   --   --% $   9  0.01% $ 58  0.04% $ 116  0.07% $ 52  0.03% $  959  0.60%
60 - 89 days..........     206     0.13    152    0.09      --   --     --    --    18  0.01     --    --    14  0.01     390  0.24
90 days and over           393     0.25    ---     ---      --   --    181  0.11    13  0.01     --    --    --    --     587  0.37
                       -------  -------   ----  ------    ----  ---   ---- -----   ---- -----   ----------   --- -----  ------ -----
Total delinquent
loans................. $ 1,323     0.83% $ 152    0.09% $   --   --% $ 190  0.12% $ 89  0.06% $ 116  0.07% $ 66  0.04% $1,936  1.21%
                       =======  =======  =====   =====  ======  ==== ===== =====  ====  ====  =====  ====  ====  ====  ======  ====

     Loan Delinquencies and Collection Procedures. Our collection procedures provide that if a loan is past due five days after expiration of the applicable grace period, a telephone call is made to the borrower stressing the need to make the loan current and obtaining the reasons for delinquency. This process is implemented ba special asset manager and a collector. If payment is not promptly received, we will exercise our rights to debit the borrower's deposit account (if a deposit relationship exists) or otherwise exercise our rights of offset. If the loan becomes past due 60 days we will send the borrower a demand letter and a notice of intent to foreclose or repossess the underlying collateral. Loans that are written off at the conclusion of the process are turned over to a collection agency for additional recovery efforts.

     Non-Performing Loans. All loans are reviewed on a regular basis and are placed on a non-acc status when, in the opinion of management, there is reasonable probability of loss of principal or the collection of additional interest is deemed insufficient to warrant further accrual. Generally, we place all loans 90 days or more past due on non-accrual status. In addition, we place any loan on non-accrual if any part of it is classified as doubtful or loss or if any part has been charged-off. When a loan is placed on non-accruing status, total interest accrued and unpaid to date is reversed. Application of cash payments received while a loan is on non-accrual is determined by the chief financial officer and the senior loan officer. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Generally, consumer loans are charged-off before they become 120 days delinquent.

     As of December 31, 1999, our total nonaccrual loans amounted to $587,000, or 0.37% of total loans, compared to $1,016,000, or 0.69% of total loans, at December 31, 1998. The largest non-performing loan at December 31, 1999, consisted of a one-to four-family mortgage on which $224,000 was outstanding.

     Troubled Debt Restructurings. A troubled debt restructuring occurs when we, for economic or legal reasons related to a borrower's financial difficulties, grant a concession to the borrower, either as a deferment or reduction of interest or principal, that we would not otherwise consider. As of December 31, 1999, we had $282,000 of troubled debt restructurings, compared to $121,000 as of December 31, 1998. All troubled debt rwere performing in accordance with modified or restructured terms at December 31, 1999.

     Real Estate Owned. Real estate owned consists of property acquired through formal foreclosures or by deed in lieu of foreclosure and is recorded at the lower of recorded investment or fair value. Write from recorded investment to fair value which are required at the time of foreclosure are charged to the afor loan losses. After transfer, the property is carried at the lower of recorded investment or fair value, less estimated selling expenses. Adjustments to the carrying value of such properties that result from subsequent declines in vare charged to operations in the period in which the declines occur. As of December 31, 1999, we held three parcels of real estate owned with an aggregate carrying value of $93,000.

     The  following   table  sets  forth  the  amounts  and  categories  of  our non-performing assets and troubled debt restructurings at the dates indicated.

                                                                                          December 31,
                                                            ------------------------------------------------------------------------
                                                               1999           1998            1997           1996           1995
                                                            ----------     ----------     -----------     ----------     -----------
                                                                                          (Dollars in Thousands)
Non-accruing loans:
  One-to-four-family real estate.........................   $     393      $     673      $     403       $     194      $     549
  Multi-family and commercial real estate................          --             --              3             407             73
  Construction...........................................          --             --             --              --             --
  Commercial business....................................         181            268              6             133             90
  Home equity and property improvement...................          --             17             38              83             95
  Mobile home............................................          13             20             58              60             36
  Consumer...............................................          --             38             56              41            189
                                                            ---------      ---------      ---------       ---------      ---------

   Total non-performing loans............................         587          1,016            564             918          1,032

Real estate owned........................................          93             90            150             275            453
                                                            ---------      ---------      ---------       ---------      ---------
   Total non-performing assets...........................   $     680      $   1,106      $     714       $   1,193      $   1,485
                                                            =========      =========      =========       =========      =========

Troubled debt restructurings.............................   $     282      $     121      $     520       $     669      $   1,506

Total non-performing loans and troubled debt
  restructurings as a percentage of total loans..........       0.54%          0.78%          0.91%           1.77%          2.92%

Total non-performing assets and troubled debt
  restructurings as a percentage of total assets.........       0.32%          0.43%          0.50%           0.93%          1.78%

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

     Classified Assets. Federal regulations require that each insured savings association classify its assets on a regular basis. There are three classifications for problem assets: "substandard," "doubtful" and "loss" Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a specific valuation allowance will be established to cover 100% of the portion of the asset classified loss, or such amount will be charged-off. General loss allowances related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved and have the authority to require a savings association to classify additional assets, or to change the classification of existing classified assets, and, if appropriate, to establish reserves.

     At December 31, 1999, we had $885,000 of assets categorized as special mention, $1.6 million of assets classified as substandard and $152,000 of assets classified as doubtful or loss. As of December 31, 1999, total classified assets, including real estate owned and special mention assets, amounted to 0.87% of total assets.

     Allowance for Loan Losses. It is management's policy to maintain an allowance for estimated loan losses based upon (1) in the case of residential loans, management's review of delinquent loans, loans iforeclosure and market conditions; (2) in the case of commercial business loans and commercial real estate loans, identification of a significant decline in value; and (3) in the case of consumer loans, an assessment of risks inherent in the loan portfolio. Although management uses available information to make such determinations, future adjustments to allowances may be necessary based on economic and market conditions and as a result of future examinations by regulatory authorities, and net earnings could be significantly affected, if circumstances differ substantially from the aused in making the initial determinations.

     At December 31, 1999, our allowance for loan losses amounted to $1,349,000 compared to $1,176,000 at December 31, 1998.

     The following table sets forth an analysis of our allowance for loan losses during the periods indicated. See Notes 1 and 3 to the Notes to Consolidated Financial Statements included herein.


                                                                                                                        At or for
                                                                                                                    the Eight Months
                                                                                    At or for                             Ended
                                                                           the Year Ended December 31,                 December 31,
                                                         ---------------------------------------------------------
                                                            1999            1998           1997           1996            1995
                                                         ----------     -----------     ----------     -----------     ----------
                                                                                         (Dollars In Thousands)

Total loans outstanding...............................   $ 160,040      $ 146,183       $ 119,336      $  89,689       $  86,819
                                                         =========      =========       =========      =========       =========
Average loans outstanding.............................   $ 153,783      $ 132,324       $  99,939      $  87,058       $  85,547
                                                         =========      =========       =========      =========       =========

Balance at beginning of period........................   $   1,176      $   1,149       $   1,088      $     809       $     771
                                                         ---------      ---------       ---------      ---------       ---------
Charge-offs:
   One- to four-family real estate....................         (93)           (38)             (9)           (35)            (66)
   Multi-family and commercial real estate............          --             --              --             --              --
   Construction.......................................          --             --              --             --              --
   Consumer...........................................        (113)          (141)           (137)          (183)            (75)
   Commercial business................................          (6)          (114)             (1)           (48)           (182)
   Home equity and property improvement...............          --             --              --             --              --
                                                         ---------      ---------       ---------      ---------       ---------
Total charge-offs:....................................        (212)          (293)           (147)          (266)           (323)
Recoveries............................................         185             80              88             62              71
                                                         ---------      ---------       ---------      ---------       ---------
Net charge-offs.......................................         (27)          (213)            (59)          (204)           (252)
Provision for loan losses.............................         200            240             120            483             290
                                                         ---------      ---------       ---------      ---------       ---------
Balance at end of period..............................   $   1,349      $   1,176       $   1,149      $   1,088       $     809
                                                         =========      =========       =========      =========       =========
Allowance for loan losses as a percentage of
   total loans outstanding............................       0.84%          0.80%           0.96%          1.21%           0.93%
                                                         ========       ========        ========       ========        ========
Net charge-offs as a percentage of average
   loans outstanding..................................       0.02%          0.16%           0.06%          0.24%           0.29%
                                                         ========       ========        ========       ========        ========
Allowance for loan losses to non-performing loans          229.81%        115.75%         203.72%        118.52%          78.49%
                                                         ========       ========        ========       ========        ========
-----------------


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

                                                                               At December 31,
                           ---------------------------------------------------------------------------------------------------------
                                   1999                  1998                1997               1996                   1995
                           --------------------- --------------------- -------------------- ------------------- --------------------
                                     % of Loans            % of Loans          % of Loans          % of Loans            % of Loans
                                       in Each               in Each             in Each             in Each               in Each
                                     Category to           Category to         Category to         Category to           Category to
                             Amount  Total Loans   Amount  Total Loans  Amount Total Loans  Amount Total Loans  Amount   Total Loans
                           --------------------- ---------------------  ------------------- ------------------- --------------------

                                                     (Dollars In Thousands)
Balance at end of
period applicable to:

One-to-four-family
 real estate............... $    314   56.60%     $   315    61.19%    $  320   63.42%     $  257   64.60%       $   275  62.76%
Multi-family and
 commercial real estate....      360   17.82          325    14.05        314   16.13         254   12.46            122  13.64
Construction...............        6    1.69            3     4.73          1    1.75           3    1.44              1   0.43
Commercial business........      194    5.96          160     3.70         85    2.84         114    3.67            125   3.54
Consumer...................      119    3.73           91     4.73         94    4.04         115    4.63             58   5.31
Mobile home................       10    2.81            7     2.79         29    4.12          38    6.36             44   7.66
Home equity and property
   improvement.............       76   11.39           40     8.81         76    7.70          45    6.84             43   6.66
                                     -------               -------             ------              ------                ------
Unallocated................      270      --          235       --        230      --         262      --            141     --
                            -------- -------      -------  -------     ------  ------     -------  ------      --------- ------
Total allowance for
  loan losses..............  $ 1,349  100.00%     $ 1,176     100.00%  $1,149   100.00%     1,088  100.00%       $   809 100.00%
                             =======  ======      =======     ======   ======  =======     ======  ======        ======= ======

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

     We have invested in a portfolio of mortgage-backed securities which are insured or guaranteed by the Freddie Mac, Ginnie Mae, or Fannie Mae, all of which are agencies of the federal government or government sponsored corporations. The portfolio also includes collateralized mortgage obligations ("CMOs"), of which $31.8 million or 63.4% are backed by Freddie Mac, Ginnie Mae and Fannie Mae securities, and $18.3 million or 36.6% are obligations of private issuers. Mortgage-backed securities, including CMOs backed by U.S. Government agencies, increase the liquidity and the quality of our assets by virtue of the guarantees that back either the securities themselves or, in the case of the CMOs, the underlying securities. In addition, at December 31, 1999, 35.8% of our mortgage-backed securities portfolio consisted of pools of adjustable-rate mortgages. Mortgage-backed securities of this tserve to reduce the interest rate risk associated with changes in interest rates.

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

                                                                       At or for the Year Ended
                                                                             December 31,
                                                              -----------------------------------------
                                                                  1999           1998           1997
                                                              ----------      ---------      ----------
                                                                        (Dollars In Thousands)
Mortgage-backed securities at beginning of period...........  $  86,612       $  71,824      $  67,589
Purchases...................................................     14,636          62,821         44,818
Sales.......................................................     (5,738)        (25,856)       (32,009)
Repayments..................................................    (22,396)        (21,669)        (9,468)
Unrealized gain (loss)......................................     (2,812)           (415)           998
Net accretion/amortization..................................        (37)            (93)          (104)
                                                              ----------      ----------     ----------

Mortgage-backed securities at end of period.................  $  70,265       $  86,612      $  71,824
                                                              =========       =========      =========

Weighted average yield at end of period.....................       6.57%           6.49%          6.55%
                                                              =========       =========      =========

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

     As of December 31, 1999, our held to maturity investment securities portfolio had an amortized cost of $1.6 million, consisting of securities issued by municipal agencies. As of the same date, our securities available for sale portfolio had a fair value of $118.7 million, of which $42.5 million was securities issued by the UGovernment and Federal Government agencies, $70.3 million was mortgage-backed securities, $4.6 million was corporate debt securities and $1.4 million was mutual funds and common stock.

     The following table sets forth certain information relating to Savings Bank of the Finger Lakes' investment securities portfolio at the dates indicated.



                                                   December 31, 1999              December 31, 1998             December 31, 1997
                                               -----------------------     -----------------------------   ------------------------
                                                  Amortized     Fair            Amortized        Fair         Amortized    Fair
                                                    Cost        Value             Cost           Value         Cost        Value
                                                                                 (In Thousands)

Securities available for sale:
  Debt securities:
   U.S. Government and agency bonds..........  $   45,401    $    42,546      $      25,962  $    26,064    $   26,344    $   26,462

   Mortgage-backed securities:
     Collateralized mortgage obligations.....      51,996         50,142             59,063       59,044        21,580        21,730
     Fannie Mae..............................      12,307         11,818             16,436       16,597        19,750        20,015
     Freddie Mac.............................       4,585          4,495              6,115        6,188        15,272        15,484
     Ginnie Mae..............................       3,949          3,810              4,760        4,784        14,567        14,594
                                               ----------    -----------      -------------  -----------    ----------    ----------
   Total mortgage-backed securities..........      72,837         70,265             86,374       86,613        71,169        71,823

   Corporate and municipal bonds.............       4,729          4,559                 --           --            --            --
                                               ----------    -----------      -------------  -----------    ----------    ----------

  Total debt securities......................     122,967        117,370            112,336      112,677        97,513        98,285

  Equity securities..........................       1,657          1,380              2,738        2,656         1,645         1,595
                                               ----------    -----------      -------------  -----------    ----------    ----------

  Total securities available for sale........  $  124,624    $   118,750      $     115,074  $   115,333    $   99,158    $   99,880
                                               ==========    ===========      =============  ===========    ==========    ==========

Securities held to maturity:
  Debt securities:
   U.S. Government and agency bonds..........  $       --    $        --      $       4,000  $     4,022    $   14,096    $   14,136
   Corporate and municipal bonds.............       1,593          1,567                640          640            --            --
                                               ----------    -----------      -------------  -----------    ----------    ----------

   Total debt securities.....................       1,593          1,567              4,640        4,662        14,096        14,136
                                               ----------    -----------      -------------  -----------    ----------    ----------

   Total securities held to maturity.........  $    1,593    $     1,567              4,640        4,662        14,096        14,136
                                               ----------    -----------      -------------  -----------    ----------    ----------

   Total securities..........................  $  126,217    $   120,317      $     119,714  $   119,995    $  113,254    $  114,016
                                               ==========    ===========      =============  ===========    ==========    ==========

     At December 31, 1999, the contractual maturities of debt securities is as follows:

                                                                Available for Sale             Held to Maturity
                                                            -------------------------   ----------------------------
                                                               Fair                       Amortized
                                                               Cost           Yield         Cost             Yield
                                                            ----------     ----------   -------------     ----------
                                                                             (Dollars in Thousands)

   One year or less.......................               $          --            --%   $        30             5.50%
   After one year through five years......                       5,063          6.31            142             5.50
   After five years through ten years.....                      45,550          6.52            929             4.91
   After ten years........................                      66,757          6.57            492             4.99
                                                         -------------     ---------    -----------    -------------

   Total..................................               $     117,370          6.54%   $     1,593             5.00%
                                                          ============     =========    ===========    =============

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

     Deposits. Our deposits are attracted principally from within our primary market area tthe offering of a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts, and term certificate accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

     Interest rates paid, maturity terms, service fees and withdrawal penalties are established by us on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

     We do not advertise for deposits outside our primary market area or utilize the services of deposit brokers.

     The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by us at the dates indicated.

                                              December 31, 1999              December 31, 1998              December 31, 1997
                                          -------------------------     --------------------------     --------------------------
                                            Amount         Percent         Amount         Percent        Amount          Percent
                                          ----------     ----------     -----------     ----------     -----------     ----------
                                                                                   (Dollars In Thousands)

Certificates of deposit................   $   132,544        63.68%     $   127,852         63.16%     $    112,702         60.42%
                                          -----------    ---------      -----------     ---------      ------------    ----------
Transaction Accounts:
Savings accounts.......................        46,093        22.15           47,259         23.34            48,285         25.88
Money market accounts .................         5,020         2.41            3,196          1.58             2,198          1.18
Demand deposits and NOW accounts               24,475        11.76           24,127         11.92            23,349          12.52
                                           ----------    ---------      -----------     ---------      ------------     ----------

   Total transaction accounts..........        75,588        36.32           74,582         36.84            73,832         39.58
                                          -----------    ---------      -----------     ---------      ------------    ----------
   Total deposits......................   $   208,132       100.00%     $   202,434        100.00%     $    186,534        100.00%
                                          ===========    =========      ===========     =========      ============    ==========

     The following table sets forth the deposit activities of Savings Bank of the Finger Lakes during the periods indicated.

                                                                      Year Ended December 31,
                                                             ------------------------------------------
                                                                1999           1998            1997
                                                             -----------    -------------   -----------
                                                                            (In Thousands)

Deposits................................................     $   619,483    $    500,594    $   360,637
Withdrawals.............................................        (622,445)       (493,372)      (335,673)
                                                             -----------    ------------    -----------
Net increase (decrease) before interest credited........          (2,962)          7,222         24,964
Interest credited.......................................           8,660           8,678          7,738
                                                             -----------    ------------    -----------
Net increase in deposits................................     $     5,698    $     15,900    $    32,702
                                                             ===========    ============    ===========

     The following table sets forth the maturities of our certificates of deposit having principal amounts of $100,000 or more as of December 31, 1999.

    Maturity Period                                   Amount         Percent
-----------------------                            ------------     ----------
                                                  (In Thousands)

Three months or less.........................      $   4,335           17.6%
Over three through six months................          6,408           26.0
Over six through twelve months...............          8,334           33.9
Over twelve months...........................          5,523           22.5
                                                   ---------           ----
   Total certificates of deposit with
      balances of $100,000 or more...........      $  24,600           100%
                                                   =========           ===

     The following table shows the interest rate and maturity information for our certificates of deposit as of December 31, 1999.

                                                           Maturity Date
                     -------------------------------------------------------------------------------------
  Interest Rate       1 Year or Less   Over 1 to 2 Years Over 2 to 3 Years    Over 3 Years         Total
 ---------------     ---------------   ----------------- ------------------------------------   ----------
                                                         (In Thousands)

 2.00% - 4.00%          $   1,704         $      --         $      --         $      --         $   1,704
 4.01% - 6.00%             86,817            23,586             1,869             4,522           116,794
 6.01% - 8.00%              9,788             1,192             1,873             1,193            14,046
                        ---------         ---------         ---------         ---------         ---------
   Total                $  98,309         $  24,778         $   3,742         $   5,715         $ 132,544
                        =========         =========         =========         =========         =========

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

     The following table sets forth the maximum month-end balance and average balance of our FHLB advances during the periods indicated.

                                                            For Year Ended December 31,
                                                     ----------------------------------------
                                                        1999           1998            1997
                                                     ----------     ----------      ---------
                                                                    (Dollars In Thousands)

Maximum balance...................................   $  69,960      $  54,892       $  36,721
Average balance...................................      61,923         45,532          24,656
Weighted average interest rate on FHLB advances...        5.43%          5.51%           5.70%

     The following table sets forth certain information as to our FHLB advances at the dates indicated.

                                                                    At December 31,
                                                     ----------------------------------------
                                                        1999           1998            1997
                                                     ----------     ----------      ---------
                                                                      (In Thousands)

FHLB advances.......................................  $  69,960     $  54,815       $  36,721
Weighted average interest rate on FHLB advances.....       5.64%         5.51%           5.76%


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

Regulation

     Savings Bank of the Finger Lakes is examined and supervised extensively by the Office of TSupervision and the Federal Deposit Insurance Corporation. Savings Bank of the Finger Lakes is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System. This regulation and supervision establishes a comprehensive framework of activities in which an ican engage and is intended primarily for the protection of the insurance fund and depositors. Savings Bank of the Finger Lakes also is regulated by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines Savings Bank of the Finger Lakes and prepares reports for the consideration of Savings Bank of the Finger Lakes' Board of Directors on any deficiencies that they may find in Savings Bank of the Finger Lakes' operations. Savings Bank of the Finger Lakes' relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of savings accounts and the form and content of Savings Bank of the Finger Lakes' mortgage documents. Any change in this regulation, whether by the Federal Deposit Insurance Corporation, Office of Thrift Supervision, or Congress, chave a material adverse impact on Finger Lakes Financial and Savings Bank of the Finger Lakes and their operations.

Federal Regulation of Savings Institutions

     Business Activities. The activities of federal savings associations are subject to extensive regulation including restrictions or requirements with respect to loans to one borrower, the percentage of non-mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment. The description of statutory provisions and regulations applicable to savings associations set forth herein does not purport to be a complete description of these statutes and regulations and their eon Savings Bank of the Finger Lakes.

     Loans to One Borrower. Federal savings associations generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if the loan is secured by rmarketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. As of December 31, 1999, Savings Bank of the Finger Lakes was in compliance with its loans-to-one-borrower limitations.

     Qualified Thrift Lender Test. As a federal savings association, Savings Bank of the Finger Lakes is required to satisfy a qualified thrift lender test whereby it must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" consisting primarily of residential mortgages and related investments, including mortgage-backed and related securities. "Portfolio assets" generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business. A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. As of December 31, 1999, Savings Bank of the Finger Lakes maintained 87.72% of its portfolio assets in qualified thrift investments atherefore, met the qualified thrift lender test.

     Capital Distributions. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. Under new regulations effective April 1, 1999, a savings institution must file an application for OTS approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company, as well as certain other institutions, must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.

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

     Community Reinvestment Act and Fair Lending Laws. Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Equal COpportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. Savings Bank of the Finger Lakes received a satisfactory Community Reinvestment Act rating under the current Community Reinvestment Act regulations in its most recent federal examination by the Office of Thrift Supervision.

     Transactions with Related Parties. Savings Bank of the Finger Lakes' authority to engage in transactions with related parties or "affiliates" or to make loans to specified insiders, is limited by Sections 23A and 2of the Federal Reserve Act. The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution. Section 23A limits the aggregate amount of certain "covered" transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of covered transactions with all affiliates to 20% of the savings institution's capital and surplus. Covered transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that covered transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     Savings Bank of the Finger Lakes' authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and also by Regulation O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans, that are widely available to other employees, as long as the director or eofficer is not given preferential treatment compared to other participating employees. Regulation O also places iand aggregate limits on the amount of loans Savings Bank of the Finger Lakes may make to these persons based, in part, on Savings Bank of the Finger Lakes' capital position, and requires approval procedures to be followed. At December 31, 1999, Savings Bank of the Finger Lakes was in compliance with these regulations.

     Enforcement.  The  Office of Thrift  Supervision  has  primary  enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action lto have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under specified circumstances.

     Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, asuch other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under the Federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems; internal audit systems; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

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

     The risk-based capital standard for savings institutions requires the maintenance of Tier 2 core and total capital, which is defined as core capital and supplementary capital, to risk weighted assets of 4.0% and 8respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk- weight of 0% to 100%, as assigned by the Office of Thrift Supervision capital regulation based on the risks the Office of Thrift Supervision believes are inherent in the type of asset. The components of Tier 1 core capital are equivalent to those discussed earlier under the 4.0% leverage ratio standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the aof supplementary capital included as part of total capital cannot exceed 100% of core capital.

     Office of Thrift Supervision regulatory capital rules also incorporate an interest rate risk component. Savings associations with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets, i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts, that would result from a hypothetical 200-basis point increase or decrease in market interest rates, divided by the estimated economic value of the association's assets. In calculating its total capital under the risk-based rule, a savings association with a measured interest rate risk exposure exceeding 2%, mdeduct an interest rate component equal to one-half of the excess change. The Office of Thrift Supervision has deferred, for the present time, the date on which the interest rate component is to be deducted from total capital. The rule also provides that the Director of the Office of Thrift Supervision may waive or defer an institution's interest rate risk component on a ca-case basis. At December 31, 1999, Savings Bank of the Finger Lakes exceeded each of the three Office of Thrift Supervision capital requirements.

Prompt Corrective Regulatory Action

     Under the Office of Thrift Supervision Prompt Corrective Action regulations, the Office of TSupervision is required to take supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's level of capital. Generally, a savings institution that has total risk-based capital of less than 8.0% or aleverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has the total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Generally, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts

     The Federal Deposit Insurance Corporation has adopted a risk-based deposit insurance assessment system. The Federal Deposit Insurance Corporation assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, and one of three supervisory subcategories within each capital group. The three capital categories are well cadequately capitalized and undercapitalized. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the Federal Deposit Insurance Corporation by the institution's primary federal regulator and information which the Federal Deposit Insurance Corporation determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates. The Federal Deposit Insurance Corporation has exercised this authority several times in the past and may raise insurance premiums in the future. If this type of action is taken by the Federal Deposit Insurance Corporation, it could have an adverse effect on the earnings of Savings Bank of the Finger Lakes.

Federal Home Loan Bank System

     Savings Bank of the Finger Lakes, as a federal association, is required to be a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. Savings Bank of the Finger Lakes, as a member of the Federal

Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 5% of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 1999, Savings Bank of the Finger Lakes was in compliance with this requirement. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain noninte reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 1999, Savings Bank of the Finger Lakes was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

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

     Finger Lakes Financial is subject to the corporate alternative minimum tax to the extent it exceeds Finger Lakes Financial's regular income tax for the year. The alternative minimum tax will be imposed at the rate o20% of a specially computed tax base. Included in this base are a number of preference items, including interest on certain tax-exempt bonds issued after August 7, 1986, and an "adjusted current earnings" computation which is similar to a tax earnings and profits computation. In addition, for purposes of the alternative minimum tax, the amount of alternative minimum taxable income that may be offset by net operating losses is limited to 90% of alternative minimum taxable income.

     In 1998, Finger Lakes Financial Corp., MHC and its subsidiaries were audited by the Internal Revenue Service for tax years 1992 and 1995. Amended returns were filed, and approximately $22,000 in additional taxes were assessed and paid. For additional information regarding taxation, see Note 7 of Notes to Consolidated Financial Statements.

State Taxation

     New York State Taxation. Finger Lakes Financial and Savings Bank of the Finger Lakes report income on a combined calendar year basis to New York state. New York State Franchise Tax on corporations is imposed in an amount equal to the greater of (a) 9% of "entire net income" allocable to New York State (b) 3% of "alternativ entire net income" allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications.

Executive Officers of the Company

     Listed below is information, as of December 31, 1999, concerning Finger Lakes Financial's executive officers. There are no arrangements or understandings between Finger Lakes Financial and any of persons named below with respect to which he or she was or is to be selected as an officer.

           Name       Age                              Position and Term
           ----       ---  -----------------------------------------------------

G. Thomas Bowers      56   Chairman of the Board, President and Chief Executive
                           Officer.

Terry L. Hammond      50   Executive Vice President and Chief Financial Officer.

Thomas A. Mayfield    53   Senior Vice President and Senior Loan Officer.

Leslie J. Zornow      35   Senior Vice President, retail banking.

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

                                                                                                                 Cash Dividend
                                                              High Bid(1)               Low Bid(1)                 Declared
                                                           ---------------          ---------------           ------------------
Fiscal 1999
Quarter Ended December 31, 1999.....................        $    9.750               $     7.000               $     0.06
Quarter Ended September 30, 1999....................        $   11.000               $     8.125               $     0.06
Quarter Ended June 30, 1999.........................        $   11.750               $    10.500               $     0.06
Quarter Ended March 31, 1999........................        $   15.750               $    11.375               $     0.06

Fiscal 1998
Quarter Ended December 31, 1998.....................        $   13.250               $      9.00               $     0.06
Quarter Ended September 30, 1998....................        $   19.375               $    11.000               $     0.06
Quarter Ended June 30, 1998.........................        $   21.500               $    18.625               $     0.06
Quarter Ended March 31, 1998........................        $   24.750               $    14.750               $     0.05
--------------------

(1)Common stock prices and dividends have been adjusted to reflect two for one stock split effective March 2, 1998.

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

                                                                                At December 31,
                                            -------------------------------------------------------------------------------------
                                                 1999              1998              1997              1996              1995
                                            -------------     -------------     -------------     -------------     -------------
                                                                                       (In Thousands)

Selected Financial Condition Data:
  Total assets............................  $ 301,241         $ 282,376         $ 247,708         $ 200,429         $ 167,773
  Cash and cash equivalents...............      6,095             4,375             4,394             6,366             6,823
  Securities available for sale...........    118,750           115,333            99,880            83,830            61,719
  Securities held to maturity.............      1,593             4,640            14,096            13,347             4,705
  Loans, net..............................    158,854           145,136           118,439            88,682            86,050
  Deposits................................    208,132           202,434           186,534           153,832           144,846
  Advances from Federal Home Loan Bank         69,960            54,815            36,721            23,800                --
  Stockholders' equity....................     19,379            21,964            21,679            20,350            20,734

                                                                            Year Ended December 31,
                                            -------------------------------------------------------------------------------------
                                                 1999              1998              1997              1996            1995 (1)
                                            -------------     -------------     -------------     -------------     -------------
                                                                  (In Thousands, except per share amounts)

Selected Operating Data:
  Total interest income...................  $  20,317         $  18,645         $  15,840         $  13,560         $   8,187
  Total interest expense..................     12,021            11,201             9,197             7,370             4,426
                                            ---------         ---------         ---------         ---------         ---------
   Net interest income....................      8,296             7,444             6,643             6,190             3,761
  Provision for loan losses...............        200               240               120               483               290
                                            ---------         ---------         ---------         ---------         ---------
  Net interest income after provision for
   loan losses............................      8,096             7,204             6,523             5,707             3,471
  Noninterest income......................      1,328             1,202               721             1,093               123
  Noninterest expense.....................      7,259             7,213             5,835             6,741             5,068
                                            ---------         ---------         ---------         ---------         ---------
  Income (loss) before income tax
   expense (benefit)......................      2,165             1,193             1,409                59            (1,474)
  Income tax expense (benefit)............        860               469               562                23              (571)
                                            ---------         ---------         ---------         ---------         ---------
  Net income (loss).......................  $   1,305         $     724         $     847         $      36         $    (903)
                                            =========         =========         =========         =========         =========
  Net income (loss) per share- basic......  $     .37         $     .21         $     .24         $     .01         $    (.25)
                                            =========         =========         =========         =========         =========
  Net income (loss) per share - diluted     $     .37         $     .20         $     .24         $     .01        $     (.25)
                                            =========         =========         =========         =========        ==========
                                                                                                           (
  Dividends per share.....................  $     .24         $     .23         $     .20         $     .20         $     .15
                                            =========         =========         =========         =========         =========
---------------------------

(1)    Reflects eight months of operations insofar as the Savings Bank of Finger Lakes converted its fiscal year end from April
       3to December 31 in  1995.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis reflects Finger Lakes Financial's consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with Finger Lakes Financial's consolidated financial statements and their notes, and the other statistical data provided in this prospectus. This report contains certain "forwar-looking statements" which may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned" "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage and other loans, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

General

     Our results of operations depend primarily upon the results of operations of our wholly-owned subsidiary, Savings Bank of the Finger Lakes, which depend primarily on net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans and investment and mortgage-backed securities, and the interest we pay on our interest-bearing liabilities, primarily savings accounts, time deposits and other borrowings. Our results of operations are also affected by our provision for loan losses, other income and other expense. Other expense consists of non-interest expenses, including salaries and employee benefits, occupancy, data processing fees, deposit insurance premiums, advertising and other expenses. Other income consists of non-interest income, including service charges and fees, gain (loss) on sale of loans and securities and other income. Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with rto changes in market interest rates, government policies and actions of regulatory authorities.

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

     Stockholders' equity totaled $19.4 million as of December 31, 1999, a decrease of $2.6 million from December 31, 1998. Although net income of $1.3 million in 1999 represents an 80.2% increase over 1998, the decrease in stockholders' equity results primarily from recognition of a $3.7 million unrealized loss in the fair value of savailable for sale, net of related deferred income taxes.

Average Balances, Net Interest Income and Yields Earned and Rates Paid

     The following table presents for the periods indicated the total dollar amount of interest from average interes assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollar and rates, and the net interest m No tax-equivalent adjustments have been made and all average balances are daily average balances. Non-accruing loans have been included in the yield calculations in this table and dividends received are included as interest income.

                                           At December 31,         Year Ended             Year Ended               Year Ended
                                                1999           December 31, 1999       December 31, 1998        December 31, 1997
                                          ----------------- ------------------------ ----------------------- -----------------------
                                                     Yield/  Average          Yield/ Average          Yield/ Average          Yield/
                                            Balance   Rate   Balance Interest  Rate  Balance Interest  Rate  Balance Interest  Rate
                                          ---------- ------ -------- -------- ------ ------- -------- ------ ------- -------- ------
 (Dollars In Thousands)
Interest-earning assets:
Loans(1)...............................   $ 160,204    8.00% $ 153,783 $12,137 7.89% $132,324 $ 10,821  .18% $ 99,939 $ 8,588  8.59%
Securities (2).........................     129,741     6.42   128,761   8,173  6.35  119,256    7,810  6.55  110,762   7,204  6.50
Money market investments...............         200     4.75       114       6  5.26      293       14  4.78      788      47  5.96
                                          --------- -------- --------- ------- ----- -------- -------- -----  ------- -------  ----
Total interest-earning assets..........     290,145     7.31   282,658  20,316  7.19  251,873   18,645  7.40  211,489  15,839  7.49
                                                    --------           ------- -----          -------- -----          -------  ----
Non-interest-earning assets............      11,906             11,101                 11,519                   7,820
                                          ---------          ---------               --------                 -------
Total assets...........................   $ 301,241          $ 293,759               $263,392
                                          ---------          =========               ========
                                                                                                             $219,309

Interest-bearing liabilities:
Deposits(3)............................   $ 208,132     4.15   208,166 $ 8,660  4.16 $193,227 $  8,678  4.49 $ 171,993 $ 7,738  4.50
Borrowed funds.........................      69,960     5.64    61,923   3,360  5.43   45,771    2,523  5.51    25,127   1,458  5.80
                                          --------- -------- --------- ------- ----- -------- -------- -----  ---------------- -----
Total interest-bearing liabilities.....     278,092     4.53   270,089  12,020  4.45  238,998   11,201  4.69   197,120   9,196  4.67
                                                    --------           ------- -----          -------- -----          -------- -----
Non-interest-bearing liabilities.......       3,770              2,601                  2,369                    1,260
                                          ---------          ---------              ---------                 --------
Total liabilities......................     281,862            272,690                241,367                  198,380
Stockholders' equity...................      19,379             21,069                 22,025                   20,929
                                          ---------          ---------              ---------                 --------
Total liabilities and
  stockholders' equity.................   $ 301,241          $ 293,759               $263,392                 $219,309
                                            =======          =========               ========                 ========

Net interest income....................                                $ 8,296                  $ 7,444                 $ 6,643
                                                                       =======                  =======

Interest rate spread(4)................                2.78%                     2.74%                    2.71%                2.82%
                                                    =======                    ======                   ======               ======
Net interest margin(5).................                                          2.93%                    2.96%                3.14%
                                                                               ======                   ======               ======
Average interest-earning assets to
   average interest-bearing liabilities                                        104.65%                  105.39%              107.29%
                                                                               ======                   ======               =======

--------------------
(1)Includes premiums, net of deferred fees.
(2)Includes securities available for sale and held to maturity at amortized cost and Federal Home Loan Bank stock.
(3)Includes noninterest-bearing deposits.
(4)Represents the difference between the weighted average yield on interest-earning assets and the weighted average costs of average interest-bearing liabilities. (5)Net interest income divided by interest-earning assets.

Rate/Volume Analysis

     The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected interest income and expense during the periods indicated. For each category of interest- earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume), and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

                                                                                     Year Ended December 31,
                                                                1999 vs. 1998                               1998 vs. 1997
                                                 -----------------------------------------   ---------------------------------------
                                                     Increase/(Decrease)                           Increase/(Decrease)
                                                           Due to          Total Increase/               Due to      Total Increase/
                                                 ------------------------                     -------------------------
                                                    Rate         Volume       (Decrease)         Rate          Volume     (Decrease)
                                                 -----------   ----------     ----------      ----------     ----------  -----------
                                                                                      (In Thousands)
Interest-earning assets:

Loans..........................................  $   (439)     $ 1,755        $  1,316        $  (550)       $  2,783     $  2,233
Securities.....................................      (259)         622             363             54             552          606
Money market investments.......................         1           (9)             (8)            (3)            (30)         (33)
                                                 --------      -------        --------        -------        --------     --------
   Total interest-earning assets...............      (697)       2,368           1,671           (499)          3,305        2,806
                                                 --------      -------        --------        -------        --------     --------

Interest-bearing liabilities:

Deposits.......................................      (689)         671             (18)           (15)            955          940
Borrowed funds.................................       (53)         890             837           (133)          1,198        1,065
                                                 --------      -------        --------        -------        --------     --------
    Total interest-bearing liabilities.........      (742)       1,561             819           (148)          2,153        2,005
                                                 --------      -------        --------        -------        --------     --------

Increase (decrease) in net interest income.....  $     45      $    807        $    852       $  (351)      $   1,152     $    801
                                                 ========      ========        ========       =======       =========     ========

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

     Provision for Loan Losses. Our provision for loan losses amounted to $200,000 in 1999, a decrease of $40,000 from the prior year. Our allowance for loan losses amounted to $1.3 million as of December 31, 1999, or 0.84% of total loans outstanding, as compared to $1.2 million or 0.80% at December 31, 1998. The reduction in the provision reflects an improvement in the credit quality of the portfolio in 1999 as non-performing loans decreased $429,000 to $587,000 at December 31, 1999 from $1.0 million at December 31, 1998. Net charge-offs in 1999 were $27,000 versus $213,000 in 1998, representing 0.02% and 0.16%, respectively, of total average loans outstanding. The decrease in ncharge-offs was primarily a result of a significant 1999 recovery for $90,000 of a previously charged-off commercial business loan bringing total recoveries to $185,000 in 1999 as compared to $80,000 in 1998. Also, gross loan charge offs declined by $81,000 to $212,000 in 1999 from $293,000 in 1998 as we devoted greater resources to monitoring of problem loans and collection efforts. The slight 4 basis point increase in the allowance for loan losses as a percentage of total loans outstanding is a result of qualitative factors including, but not limited to, the substantial growth in multi-family and commercial business loans and entry into new markets. Management reviews the adequacy of the allowance for loan losses quarterly through an asset classification and review process and an analysis of the level of loan delinquencies and general mand economic conditions.

     Noninterest Income. Noninterest income, consisting primarily of service charges on deposit accounts, loan servicing fees, income from the sale of annuities and mutual funds, and gains and losses on loans asecurities sold, was $1.3 million in 1999, an increase of $126,000 or 10.5% compared to 1998. Service charges were $1.0 million in 1999, an increase of $224,000 over 1998. Net gains on sales of securities in 1999 were $77,000, as compared to $106,000 in 1998. Net gains on sales of loans were $224,000 in 1999, as compared to $277,000 in 1998.

     Noninterest Expense. Noninterest expense amounted to $7.3 million in 1999, comparable to 1998. However, excluding provisions for environmental remediation, expenses increased $576,000 or 8.7%. This increase reflects our investment in the future with increased staff, branch expansion, and upgrading technological capabilities for data processing. Increases of $269,000 in salaries and employee benefits expense and $177,000 in office occupancy and equipment expense were primarily the result of a full year of expenses including depreciation expense relating to a new branch office in Canandaigua, New York. Data processing expense amounted to $159,000, an increase of $40,000 or 33.6%. This increase is primarily the result of additional processing costs associated with the new branch office, and data communications upgraded at two branches in Ithaca, New York. We recorded provisions for environmental remediation of real estate owned of $90,000 during 1999, as compared to $620,000 in 1998. This decrease is primarily the result of management's determination of the provision required each year to ensure that the accrual established for environmental remediation as of December 31 is appropriate. See note 13 of the "Consolidated Financial Statements." Professional fees of $347,000 in 1999, which includes legal, consulting and accounting services, remained consistent in 1999 as compared to 1998 as did deposit insurance premiums, which totaled $120,000 for 1999. Marketing and advertising expense decreased $16,000 to $248,000 in 1999, reflecting larger media expenditures in 1998 relating to the new branch office in Canandaigua. Real estate owned expenses increased $63,000 to $72,000 in 1999 as compared to $9,000 in 1998, reflecting higher levels of foreclosure in 1999, as well as fewer gains on sale of real estate owned. Other noninterest expense of $1.2 million in 1is comprised of expenses such as postage, office supplies, telephone charges, loan servicing expenses, directors fees, and third party check processing charges and remains consistent with the prior year.

     Income Taxes. Our recorded income tax expense was $860,000 for the year ended D31, 1999 on income before taxes for the year of $2.2 million, reflecting an effective tax rate of 39.7%. In 1998, the effective rate was 39.3%.

     Comparison of the years ended December 31, 1998 and 1997

     Net Interest Income. Net interest income amounted to $7.4 million in 1998, an increase of $801,000 from the prior year. The average interest rate spread in 1998 was 2.71%, versus 2.82% in 1997. The average yield on interest-earning assets decreased 9 basis points, while the average cost of funds increased 2 basis points from 1997 to 1998.

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

     Interest Expense. Total interest expense for 1998 increased $2.0 million to $11.2 million from $9.2 million in 1997. Interest expense on deposits increased to $8.7 million in 1998 from $7.7 million in 1997 winterest expense on borrowed funds increased $1.0 million to $2.5 million in 1998. The increase in interest expense on deposits was attributed to the growth in the average outstanding deposit base of $21.2 million to $193.2 million. The acost of deposits remained essentially flat at 4.49%, as compared to 4.50% in 1997. The increase in interest expense on borrowed funds is attributable to an increase in the average outstanding borrowings of $20.7 million partially offset by the average cost of borrowings decreasing in 1998 to 5.51%, from 5.80% in 1997. The overall average cost of funds for the year ended December 31, 1998 was 4.69%, increasing slightly from 4.67% in 1997.

     Provision for Loan Losses. Our provision for loan losses increased to $240,000 in 1998 from $120,000 in 1997. Our allowance for loan losses amounted to $1.2 million as of December 31, 1998 or 0.80% of total loans outstanding, as compared to $1.1 million as of December 31, 1997 or 0.96% of total loans outstanding. Net char in 1998 were $213,000 versus $59,000 in 1997, representing 0.16% and 0.06%, respectively, of total average loans outstanding. Non-performing loans increased from $564,000 as of December 31, 1997 to $1,016,000 as of December 31, 1998.

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

     Noninterest Expense. Noninterest expenses amounted to $7.2 million in 1998, an increase o$1.3 million from $5.8 million in 1997. However, excluding provisions for environmental remediation, expenses increased $908,000 or 16.7%. Salaries and employee benefits increased $454,000 to $3.3 million in 1998 from $2.9 million in 1997, and office occupancy and equipment expenses increased $350,000 to $1.2 million in 1998 from $860,000 in 1997. These increases were primarily the result of two new branch offices opened during 1997 and 1998. Professional fees, which pinclude legal and audit fees, increased $27,000 to $342,000 in 1998 from $315,000 in 1997. Data processing expenses decreased by $57,000 to $119,000 in 1998 as a result of a system conversion in October 1997 from a service bureau to an in-ho system, thereby reducing third party support fees. We also reduced real estate owned expense by $47,000, primarily from the disposal or sale of various properties in 1997 and fewer properties held in 1998 as compared to 1997. Noninterest expense for 1998 also includes a loss provision of $620,000 established for environmental remediation costs associated with a former laundry site acquired through foreclosure in 1989, as compared to a loss provision of $150,000 in 1997. See note 13 of the "Consolidated Financial Statements."

     Income Taxes. We recorded income tax expense of $469,000 for 1998 on income before taxes of $1,193,000, reflecting an effective tax rate of 39.3%, which is consistent with the effective tax rate in 1997 of 39.9%.

Quantitative and Qualitative Disclosures About Market Risk

     The following table presents the difference between our interest-earning assets and interes liabilities within specified maturities at December 31, 1999. This table does not necessarily indicate the impact that general interest rate movements would have on our net interest income because the repricing of certain assets and liabilities is subject to competitive pressure and certain limitations. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and at different volumes.

                                                                          More than 1    More Than 3
                                            Within 3        4 to 12         Year to       Years to          Over
                                             Months         Months          3 Years        5 Years       Five Years        Total
                                          ------------   -------------  -------------   -------------  -------------   -------------
                                                                                     (Dollars In Thousands)
Interest-earning assets:(1)
Mortgage loans(2)......................   $   5,733      $  26,463      $  37,259       $  32,330      $  19,625       $ 121,410
Other loans(2).........................      14,758          3,103          8,213           7,490          4,480          38,044
Securities available for sale(3).......      18,767         14,353         23,074          13,309         49,247         118,750
Securities held to maturity(3).........          --             30             67              75          1,421           1,593
Federal Home Loan Bank Stock...........          --             --             --              --          3,523           3,523
                                          ---------      ---------      ---------       ---------      ---------       ---------
   Total interest-earning assets.......      39,258         43,949         68,613          53,204         78,296         283,320
                                          ---------      ---------      ---------       ---------      ---------       ---------

Interest-bearing liabilities:
Deposits:(4)
   NOW accounts........................         734          2,203          4,112           1,645          1,096           9,790
   Savings accounts....................       3,457         10,371         19,359           7,744          5,162          46,093
   Money market accounts...............         377          1,129          2,109             843            562           5,020
   Certificates of deposit.............      26,492         71,816         28,521           5,642             73         132,544
   Borrowings..........................      17,100         27,000          8,860          15,000          2,000          69,960
                                          ---------      ---------      ---------       ---------      ---------       ---------
      Total interest-bearing liabilities     48,160        112,519         62,961          30,874          8,893         263,407
                                          ---------      ----------     ---------       ---------       --------      ----------

Excess (deficiency) of interest- earning
 assets over interest-bearing liabilities $  (8,902)     $ (68,570)      $   5,652      $  22,330   $   69,403         $   19,913
                                          =========      =========       =========      =========   ==========         ==========

Cumulative excess (deficiency) of
   interest-earning assets over
   interest-bearing liabilities........   $  (8,902)     $ (77,472)     $ (71,820)      $ (49,490)     $  19,913
                                          =========      =========      ==========      =========      =========
Cumulative excess (deficiency)
   of interest-earning liabilities as a
   percentage of total assets..........       (2.96)%       (25.72)%       (23.84)%        (16.43)%        6.61%
                                          =========      =========      =========       ==========     ========

--------------------
(1) Adjustable- and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization, in each case adjusted to take into account estimated prepayments. For fixed-rate mortgages and mortgage-backed securities, annual prepayment rates ranging from 5% to 10.5%, based on the type of loan or mortgage security and the coupon rate, were used.
(2) Balances have been reduced for non-performing loans, which amounted to $587,000 at December 31, 1999.
(3)  Amounts shown are at fair market value.
(4) Our negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts are generally subject to immediate withdrawal. However, management considers a certain portion of these accounts to be core deposits having significantly longer effective maturities based on our retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 30% of the declining balance of such accounts during the period shown. Management believes these rates are indicative of expected withdrawal rates in a rising interest rate environment. If all of our NOW accounts, passbook savings account and money market accounts had been assumed to be subject to repricing within one year, the cumulative one-year deficiency of interes assets to interest-bearing liabilities would have been $120.1 million or 39.9% of total assets.

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


    Basis Point
       Change
      in Rates                       Estimated Net Portfolio Value                              NPV as % of PV of Assets
      --------                                                                                  ------------------------
                     -------------------------------------------------------------
                         $ Amount            $ Change             % Change                 NPV Ratio               BP Change
                         --------            --------             --------                 ---------               ---------
                                       (Dollars in Thousands)
        +300             $    5,753      $     (16,765)               (74)%                    2.05%                 (538) bp
        +200                 11,628            (10,890)                (48)                     4.04                 (339) bp
        +100                 17,410             (5,108)                (23)                     5.89                 (155) bp
         NC                  22,518                                                             7.43
        -100                 27,732               5,214                  23                     8.94                  150  bp
        -200                 28,594               6,076                  27                     9.12                  169  bp
        -300                 28,801               6,283                  28                     9.11                  168  bp


     As shown by the table, increases in interest rates will significantly decrease our NPV, while decreases in interest rates will result in smaller net increases in our NPV. The table suggests that in the event of a 200 basis point change in interest rates we would experience a decrease in NPV as a percentage of assets to 4.04% from 7in a rising interest rate environment and a increase in NPV as a percentage of assets to 9.12% from 7.43% in a decreasing interest rate environment.

     In order to offset some of our interest rate risk we are seeking to extend the maturities of our FHLB advances and other liabilities, while adding shorter duration assets, including shorter term commercial business loans.

     The Board of Directors is responsible for reviewing asset liability management policies. On at least a quarterly basis, the Board reviews interest rate risk and trends, as well as liquidity and capital ratios and requirements. Management is responsible for administering the policies and determinations of the Board of Directors with rto our asset and liability goals and strategies.

Liquidity and Capital Resources

     Our liquidity management objective is to ensure the availability of sufficient cash flows to mall financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses the ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise. Our primary sources of internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations, and cash flows generated by investments. External sources of funds include increases in deposits and advances from the FHLB.

           Savings Bank of the Finger Lakes is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years of less. Current OTS regulations require that a savings association maintain liquid aof not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. At December 31, 1999, Savings Bank of the Finger Lakes' liquidity, as measured for regulatory purposes, was in excess of the minimum OTS requirement.

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

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended by SFAS No. 137, establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. The statement requires companies to recognize all derivatives as either assets or lwith the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument depends on the intended use of the derivative and the type of risk being hedged. This statement is effective for all quarters of fiscal years beginning after June 15, 2000, although earlier adoption is permitted. We do not currently invest in derivative instruments, therefore the provisions of SFAS No. 133 are not expected to have a significant effect on our consolidated financial statements. SFAS No. 133 also permits certain reclassifications of securities from the he-maturity to the available-for-sale classification. We have no current intention to reclassify any securities pursuant to SFAS No. 133.

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

Impact of Inflation and Changing Prices

     The consolidated financial statements and related notes of Finger Lakes Financial have been prepared in accordance with generally accepted accounting principles ("GAAP"). GAAP generally requires the measurement ofinancial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

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

                                              Position Held at                                              Current Term
         Name                 Age          Finger Lakes Financial         Director Since (1)                  to Expire
---------------------     ----------      -------------------------     ---------------------          ---------------------

G. Thomas Bowers              56          Chairman of the Board, President       1995                           2001
                                          and Chief Executive Officer
Michael J. Hanna              54          Director                               1994                           2000
Chris M. Hansen               64          Director                               1983                           2002
Richard J. Harrison           54          Director                               1997                           2001
James E. Hunter               64          Director                               1990                           2000
Ronald C. Long                63          Director                               1994                           2000
Bernard G. Lynch              69          Director                               1962                           2001
Arthur W. Pearce              57          Director                               1998                           2001
Joan C. Rogers                66          Director                               1993                           2002

----------
(1) Reflects initial appointment to Finger Lakes Financial's predecessors.

     The principal occupations of each director and executive officer of Finger Lakes Financial during at least the past five years is set forth below.

     G. Thomas Bowers has served as the Company's President and Chief Executive Officer since July 1995. In 1998 Mr. Bowers was elected Chairman of the Board of Directors. He was President and Chief Executive Officer of Citizens Savings Bank, FSB, Ithaca, New York, from July 1992 until December 1994. Mr. Bowers was employed by Columbia Banking Federal Savings and Loan Association, Rochester, New York, from 1987 until June 1992, serving as President and Chief Executive Officer from April 1991 until June 1992.

     Michael J. Hanna has served as Director of Athletics at Hobart and William Smith Colleges, Geneva, New York, since 1981.

     Chris M. Hansen is retired from the position as President of C.M. Hansen Farms, Inc., located in Hall, New York.

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

     Joan C. Rogers is retired from her position as Vice President of BJR Broadcasting, Seneca Falls, New York.

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

                                                          Annual Compensation                   Long-Term Compensation
                                          ------------------------------------------ -----------------------------------------------
                                                                           Other
                                                                           Annual      Restricted                      All Other
               Name and                                                 Compensation     Stock          Option       Compensation
          Principal Position       Year    Salary($)(1)     Bonus($)        ($)(2)    Awards ($)(3)   Grants(#)(4)         (5)
-------------------------------- -------- --------------- -----------  ------------- --------------- --------------  ---------------
G. Thomas Bowers, President        1999      $ 182,606      $ 20,947         $ 0           $ 0              0            $ 7,606
and Chief Executive Officer        1998       174,585         20,227           0          54,250            0             10,610
                                   1997       168,562           0              0          128,469           0             24,160
-------------------------------- -------- --------------- -----------  ------------- --------------- --------------  ---------------
Terry L. Hammond, Executive Vice   1999      $ 96,100        $ 8,610         $ 0           $ 0              0            $ 3,512
President and Chief Financial      1998        86,100         8,320            0             0              0             6,693
Officer                            1997        83,203           0              0          35,750          8,600           7,776

(1) The amounts shown include cash compensation earned and paid during the year indicated as well as cash compensation deferred at the executives' election into the 401(k) Plan. The Company makes no contributions to the 401(k) Plan.
(2) Does not reflect the value of perquisites and other personal benefits because the aggregate amount of such compensation for any year did not exceed 10% of the executives' annual salary and bonus for that year.
(3) The amounts shown reflect restricted awards of common stock under the Company's 1996 Management Recognition Plan. See "Executive Compensation--1996 Management Recognition Plan" below. The amounts shown represent the aggregate market value of the shares awarded on the dates of the awards (for Mr. Bowers 2,800 shares awarded in 1998; 9,500 shares awarded in 1997 and for Mr. Hammond 3,000 shares awarded in 1997). The awards vest and the shares are paid out over periods ranging from three to five years, each commencing oyear from the respective award date. The total number and dollar value of shares credited to Mr. Bowers' award account at 1999 year-end, based on the market value of the common stock on December 31, 1999 ($8.00 per share) was 13,946 shares ($111,568). Mr. Hammond's total number of shares and dollar value at 1999 year end was 5,720 shares and $45,760. Dividends are payable on such shares at the same rate as dividends are paid on other shares of common stock.
(4)  See "Executive Compensation--1996 Stock Option Plan" below.
(5) The amounts shown reflect: (i) the aggregate market value, on the date of allocation, of shares of common stock allocated during the referenced year to Mr. Bowers' account under the ESOP ($4,376 at December 31, 1999; $7,481 at December 31, 1998; $23,066 at December 31, 1997 (see "Executive Compensation--Employee Stock Ownership Plan" below); and (ii) the compensatory value ($3,230 in 1999; $3,129 in 1998; $1,094 in 1997) of life insurance premiums paid by Finger Lakes Financial on Mr. Bowers' behalf. The amounts shown for Mr. Hammond reflect the aggregate market value, on the date of allocation of shares of common stock allocated during the referenced year to Mr. Hammond's aunder the ESOP.

1996 Management Recognition Plan

     The objective of the Company's 1996 Management Recognition Plan (the "Recognition P is to enable the Company to provide certain of its officers and other employees with a proprietary interest in the Company, through restricted stock awards which vest at subsequent dates, as compensation for their contributions to the Company as well as an incentive to make such contributions in the future by continuing their employment with the Company. The Recognition Plan has been funded with 47,200 shares of common stock (purchased on the open market in 1996 with funds provided by the Company), which are held by a third-party trustee until they are awarded, and thereafter vested and distributed, to recipient employees in accordance with the terms of the Recognition Plan.

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

                                     Aggregated Option Exercises in 1999 and Year-End Option Values

                                                                                                         Value of All Unexercised
                                                                         Unexercised Option Held          In-the-Money Options at
                                                                             at Year End(#)                   Year End($)(1)
                              Shares Acquired Value                   ------------------------------     ---------------------------
              Name                  on Exercise(#)     Realized($)    Exercisable      Unexercisable     Exercisable   Unexercisable
-------------------------     ----------------------   -----------    -----------      -------------     -----------   -------------
G. Thomas Bowers                           0                0            17,700          11,800             None           None
Terry L. Hammond                           0                0            12,320           9,880             2,700          1,800
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

     The ESOP borrowed funds in 1994 from a third-party lender in order to fund the purchase o94,396 shares of common stock. Subsequent to the 1998 Reorganization, the third-party loan was repaid with the proceeds of a loan from Finger Lakes Financial. The loan to the ESOP, which bears interest at a fixed rate of 7.75% per annum, will be repaid principally from Finger Lakes Financial's contributions to the ESOP over ten years. Finger Lakes Financial may, in any years, make additional discretionary contributions for the benefit of plan participants in either cash or shares of common stock (which may be newly issued or acquired by the purchase of outstanding shares). Such purchases, if made, may be funded through additional borrowing by the ESOP or additional contributions from Finger Lakes Financial. The timing, amount and manner of future contributions to the ESOP will be affected by various factors, including prevailing regulatory policies, the requirements of applicable laws and regulations and market conditions.

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

Employment Agreements

     During 1999, Mr. Bowers was compensated for his services as President, Chief Executive Officer and a director of Finger Lakes Financial pursuant to an employment agreement with Finger Lakes Financial dated January 26, 1995 (the "Employment Agreement"). The Employment Agreement provides for an annual base salary, subject to increases in the sole discretion of Finger Lakes Financial, and customary fringe benefits. As an annual incentive, tEmployment agreements also provides for the payment, in the sole discretion of the Board of Directors, of an annual bonus. In 1999, Mr. Bowers received a bonus of $20,947.

     The Employment Agreement may be terminated by either Mr. Bowers or Finger Lakes Financial at any time upon ten days' notice. However, if Finger Lakes Financial terminated the Employment Agreement wcause or fails to comply with any material provision thereof, or if Mr. Bowers terminates the Employment Afor good reason, Mr. Bowers will be entitled to severance pay amounting to 2.99 times the average annual cpaid him during the last five years of his employment by Finger Lakes Financial. In addition, Mr. Bowers may continue to participate in employee benefit plans of Finger Lakes Financial (other than retirement and stock compensation plans) for three years following his termination.

     Pursuant to the Employment Agreement, Mr. Bowers is also the beneficiary of a non-qualif unfunded Supplemental Retirement Agreement with Finger Lakes Financial dated February 28, 1995 and amended June 22, 1998 (the "Retirement Agreement"), which provides that, upon his reaching age 62, Finger Lakes Financial will pay Mr. Bowers or his surviving spouse $30,000 per year for 20 years (or, upon their earlier deaths, a lump sum payment to their estates), subject to a downward adjustment equal to 6% of the total cash value in all policies subject to any split dollar agreement in effect as of Mr. Bower's 62nd birthday. Such payments will be provided in part by premiums paid under an insurance policy on Mr. Bower's life maintained for Finger Lakes Financial's benefit. The Retirement Agreement vests at the rate of 20% per year on June 30 of each year. The Retirement Agreements is currently 80% vested, and would pay Mr. Bowers, were his employment to terminate currently, $24,000 per year upon his reaching age 62.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

     Persons and groups who beneficially own in excess of five percent of Finger Lakes Financial Common Stock are required to file certain reports with the Securities and Exchange Commission ("SEC") regarding sownership pursuant to the Securities Exchange Act of 1934 (the "Exchange Act"). The following table sets forth, as of tRecord Date, the shares of common stock beneficially owned by named executive officers individually, by executive officers and directors as a group and by each person who was the beneficial owner of more than five percent of Finger Lakes Financial Corp.'s outstanding shares of common stock on the Record Date.

                                                                   Amount of Shares                         Percent of Shares
                 Name and Address of                               Owned and Nature                          of Common Stock
                  Beneficial Owner                            of Beneficial Ownership(1)                   Outstanding (1) (2)
   ----------------------------------------------           ------------------------------           -------------------------

Finger Lakes Financial Corporation, M.H.C.                                  2,389,948                               66.9%
470 Exchange Street
Geneva, New York 14456

      G. Thomas Bowers(3)                                                      85,865                                2.4%
      Michael J. Hanna(4)                                                         200                                0.0%
      Chris M. Hansen(5)                                                        9,083                                0.3%
      Richard J. Harrison                                                       7,158                                0.2%
      James E. Hunter                                                           3,008                                0.1%
      Ronald C. Long(6)                                                         8,640                                0.2%
      Bernard G. Lynch                                                          7,250                                0.2%
      Arthur W. Pearce                                                          5,000                                0.1%
      Joan C. Rogers                                                            5,100                                0.1%
      Terry L. Hammond(7)                                                      27,145                                0.8%
      Thomas A. Mayfield(8)                                                    21,702                                0.6%
      Leslie J. Zornow(9)                                                       9,067                                0.3%
      All directors and executive officers
      as a group (12 persons)                                                 189,218                               16.0%
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

(4)  Shares held jointly by Mr. Hanna and his daughter.
(5) Includes 3,980 shares held in a benefit plan of C.M. Hansen Farms, Inc., of which Mr. Hansen is a trustee and beneficiary.
(6)  Included 1,289 shares owned by Mr. Long's wife.
(7) Includes (i) 8,421 shares held in the 401(k) Plan for Mr. Hammond's account, as to which shares he has investment power only; (ii) 333 shares which will vest within 60 days under the 1996 Management Recognition Plan;
     (iii) presently exercisable options to purchase 12,320 shares; and (iv) 4,650 shares held in the ESOP for Mr. Hammond's account, as to which shares he had indirect voting power only. See "Executive Cbelow.
(8) Includes (i) 2,085 shares held in the 401(k) Plan for Mr. Mayfield's account, as to which shares he has investment power only; (ii) 333 shares which will vest within 60 days under the 1996 Management Recognition Plan;
     (iii) presently exercisable options to purchase 11,160 shares; and (iv) 1,389 shares held in the ESOP for Mr. Mayfield's account, as to which shares he has indirect voting power only. See "Executive Cbelow.
(9) Includes (i) 185 shares held in the 401(k) Plan for Ms. Zornow's account, as to which shares she has investment power only; (ii) 200 shares which will vest within 60 days under the 1996 Management Recognition Plan; (iii) presently exercisable options to purchase 5,340 shares; and (iv) 1,442 shares held in the ESOP for Ms. Zornow's account, as to which shares she has indirect voting power only. See "Executive C below.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") requires that all loans or extensions of credit to executive officers and directors must be made on substantially the sterms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, loans made to a director or executive officer in excess of the greater of $25,000 or 5% of Savings Bank of the Finger Lakes' capital and surplus (up to a maximum of $500,000) must be approved in advance by a majority of the disinterested members of the Board of Directors.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K

     (a) The exhibits and financial statement schedules filed as a part of this Form 10-K aas follows:

          (1)  Financial Statements

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

          (2)  Financial Statement Schedules


          (3)  Exhibits


Number                                    Description
------     ---------------------------------------------------------------------

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

10.14      Agreement between the Company and Leslie Zornow

21         Subsidiaries of the Registrant - Reference is made to Item 1.
           "Business" for the required information

                                AGREEMENT BETWEEN

                          FINGER LAKES FINANCIAL CORP.

                              AND LESLIE J. ZORNOW



     AGREEMENT, dated this 1st day of July 1999, between Finger Lakes Financial Corp. (the "Employer"), a federally chartered stock holding company and Leslie
J. Zornow (the "Executive").

                                   WITNESSETH:

     WHEREAS, the Executive presently serves as senior vice president of the Employer and in such capacity is responsible for administrating the branch network, marketing program and human resources function;

     WHEREAS, the Employer desires to be ensured of the Executive's continued active participation in the business of the Employer; and

     WHEREAS, in order to induce the Executive to remain in the employ of the Employer and in consideration of the Executive's agreeing to remain in the employ of the Employer, the parties desire to specify the severance benefits which shall be due the Executive in the event that his employment with the Employer is terminated under specified circumstances;

     NOW THEREFORE, in consideration of the premises and the mutual agreements herein contained, the parties hereby agree as follows:

     1. Definitions. The following words and terms shall have the meanings set forth below for the purposes of this Agreement:

     (a) Annual Compensation. The Executive's "Annual Compensation" for purposes of this Agreement shall be deemed to mean the annual rate of base salary paid to the Executive by the Employer immediately preceding the Date of Termination.

     (b) Cause. Termination by the Employer of the Executive's employment for "Cause" shall mean termination because of personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease-and-desist order.

     (c) Change in Control of the Employer. Change in Control of the Employer shall mean a change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of

1934, as amended ("Exchange Act"), or any successor thereto, whether or not any security of the Employer is registered under Exchange Act; provided that, without limitation, such a change in control shall be deemed to have occurred if
(i) any "person" (as such term is used in Section 13(d) and 14(d) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Employer representing 25% or more of the combined voting power of the Employer's then outstanding securities; or (ii) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of the Employer cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by stockholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

     (d) Code. Code shall mean the Internal Revenue Code of 1986, as amended.

     (e) Date of Termination. "Date of Termination" shall mean (i) if the Executive's employment is terminated for Cause or for Disability, the date specified in the Notice of Termination, and (ii) if the Executive's employment is terminated for any other reason, the date on which a Notice of Termination is given or as specified in such Notice.

     (f) Disability. Termination by the Employer of the Executive's employment based on "Disability" shall mean termination because of any physical or mental impairment which qualifies the Executive for disability benefits under the applicable long-term disability plan maintained by the Employer or any subsidiary or, if no such plan applies, which would qualify the Executive for disability benefits under the Federal Social Security System.

     (g) Good Reason. Termination by the Executive of the Executive's employment for "Good Reason" shall mean termination by the Executive based on:

               ( i ) Without the Executive's express written consent, the assignment by the Employer to the Executive of any duties which are materially inconsistent with the Executive's positions, duties, responsibilities and status with the Employer immediately prior to a Change in Control of the Employer, or a material change in the Executive's reporting responsibilities, titles or offices as an employee and as in effect immediately prior to such a Change in Control, or any removal of the Executive from or any failure to re-elect the Executive to any of such responsibilities, titles or offices, except in connection with the termination of the Executive's employment for Cause, Disability or Retirement or as a result of the Executive's death or by the Executive other than for Good Reason;

               (ii) Without the Executive's express written consent, a reduction by the Employer in the Executive's base salary as in effect on the date of the Change in Control of the Employer or as the same may be increased from time to time thereafter or a reduction in the package of fringe benefits provided to the Executive;

               (iii) Any purported termination of the Executive's employment for Cause, Disability or Retirement which is not effected pursuant to a Notice of Termination satisfying the requirements of paragraph (i) below; or

               (iv) The failure by the Employer to obtain the assumption of and agreement to perform this Agreement by any successor as contemplated in Section 6 hereof.

     (h) IRS. IRS shall mean the Internal Revenue Service.

     (i) Notice of Termination. Any purported termination by the Employer for any reason, including for Cause, Disability or Retirement or by the Executive for Good Reason shall be communicated by written "Notice of Termination" to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provision so indicated, (iii) specifies a Date of Termination, which shall be not less than thirty (30) nor more than ninety (90) days after such a Notice of Termination is given, except in the case of the Employer's termination of Executive's employment for Cause, and (iv) is given in the manner specified in Section 7 hereof.

     (j) Retirement. Termination by the Employer of the Executive's employment based on "Retirement" shall mean voluntary termination by the Executive in accordance with the Employers' retirement policies, including early retirement, generally applicable to their salaried employees.

2. Benefits Upon Termination. Subject to provisions of Section 3 hereof, the Executive shall receive the benefits described in paragraphs (a) and (b) of this section 2 in the event of a Change in Control of the Employer if within two years following such Change in Control (i) the Employer terminates the employment of the Executive for any reason other than for Cause or Retirement, as a result of Disability or the Executive's death or (ii) the Executive terminates his employment with the Employer for Good Reason. In such event, Employer or its successor as contemplated in Section 6 hereof shall:

     (a) pay to the Executive, in the discretion of the Executive, either in a single payment on the first business day of the month following the Date of Termination or in equal monthly installments for a two-year period beginning with the first business day of the month following the Date of Termination, a cash amount equal to 2.0 times the Executive's Annual Compensation; and

     (b) maintain and provide for a period ending at the earlier of (i) two (2) years after the Date of Termination or (ii) the date of the Executive's full-time employment by another employer (provided that the Executive is entitled under the terms of such employment to benefits substantially similar to those described in this subparagraph (b)), at no cost to the Executive, the Executive's continued participation in all group insurance, life insurance, health and accident, disability and other employee benefit plans, programs and arrangements in which the Executive was entitled to participate immediately prior to the Date of Termination (other than retirement plans or stock compensation plans of the Employer), provided that in the event that the Executive's participation in any plan, program or arrangement as provided in this subparagraph (b) is barred, or during such period any such plan, program or arrangement is discontinued or the benefits thereunder are materially reduced, the Employer shall arrange to provide the Executive with benefits substantially similar to those which the Executive was entitled to receive under such plans, programs and arrangements immediately prior to the Date of Termination.

3. Limitation of Benefits under Certain Circumstances. If the payments and benefits pursuant to Section 2 hereof, either alone or together with other payments and benefits which Executive has the right to receive from the Employer would constitute a "parachute payment" under Section 280G of the Code, the payments and benefits pursuant to Section 2 hereof shall be reduced, in the manner determined by the Executive, by the amount, if any, which is the minimum necessary to result in no portion of the payments and benefits under Section 2 being non-deductible to the Employer pursuant to Section 280G of the Code and subject to the excise tax imposed under Section 4999 of the Code. Notwithstanding the foregoing, if the total amount of payments and benefits pursuant to Section 2 hereof exceeds the equivalent of twice the Executive's "annual compensation" during the year immediately preceding the termination of his service, the payments and benefits pursuant to Section 2 hereof shall be reduced, in the manner determined by the Executive, by the amount, if any, which is the minimum necessary to ensure that the total amount of payments and benefits under Section 2 hereof does not exceed twice the Executive's "annual compensation;" notwithstanding the provisions of Section 1(a) hereof, for purposes of this sentence only, "annual compensation" shall have the meaning set forth in Section 2510.3-2(b)(2) of the Pension and Welfare Benefits Administration Regulations. The determination of any reduction in the payments and benefits to be made pursuant to Section 2 shall be based upon the opinion of independent tax counsel selected by the Employer's independent public accountants and paid for by the Employer. Such counsel shall be reasonably acceptable to the Employer and the Executive; shall promptly prepare the foregoing opinion, but in no event later than thirty (30) days from the Date of Termination; and may use such actuaries as such counsel deems necessary or advisable for the purpose. In the event that the Employer and/or the Executive do not agree with the opinion of such counsel, (i) the Employer shall pay to the Executive the maximum amount of payments and benefits pursuant to Section 2, as selected by the Executive, which such opinion indicates that there is a high probability do not result in any of such payments and benefits being non-deductible to the Employer and subject to the imposition of the excise tax imposed under Section 4999 of the Code and (ii) the Employer may request, and Executive shall have the right to demand that the Employer request, a ruling from the IRS as to whether the disputed payments and benefits pursuant to
Section 2 hereof have such consequences. Any such request for a ruling from the IRS shall be promptly prepared and filed by the Employer, but in no event later than thirty (30) days from the date of the opinion of counsel referred to above, and shall be subject to Executive's approval prior to filing, which shall not be unreasonably withheld. The Employer and Executive agree to be bound by any ruling received from the IRS and to make appropriate payments to each other to reflect any such rulings, together with interest at the applicable federal short-term rate provided for in Section 1274(d) of the Code. Nothing contained herein shall result in a reduction of any payments or benefits to which the Executive may be entitled upon termination of employment other than pursuant to Section 2 hereof, or a reduction in the payments and benefits specified in Section 2 below zero.

     4. Mitigation; Exclusivity of Benefits.

     (a) The Executive shall not be required to mitigate the amount of any benefits hereunder by seeking other employment or otherwise, nor shall the amount of any such benefits be reduced by any compensation earned by the Executive as a result of employment by another employer after the Date of Termination or otherwise.

     (b) The specific arrangements referred to herein are not intended to exclude any other benefits which may be available to the Executive upon a termination of employment with the Employer pursuant to employee benefit plans of the Employer or otherwise.

     5. Withholding. All payments required to be made by the Employer hereunder to the Executive shall be subject to the withholding of such amounts, if any, relating to tax and other payroll deductions as the Employer may reasonably determine should be withheld pursuant to any applicable law or regulation.

     6. Assignability. The Employer may assign this Agreement and its rights hereunder in whole, but not in part, to any corporation, bank or other entity with or into which either of the Employer may hereafter merge or consolidate or to which either of the Employer may transfer all or substantially all of its assets, if in any such case said corporation, bank or other entity shall by operation of law or expressly in writing assume all obligations of the Employer hereunder as fully as if it had been originally made a party hereto, but may not otherwise assign this Agreement or its rights hereunder. The Executive may not assign or transfer this Agreement or any rights or obligations hereunder.

     7. Notice. For the purposes of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by certified or registered mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth below:

         To the Employer:  G. Thomas Bowers
                           Chairman, President and Chief Executive Officer Finger Lakes Financial Corp.
                           470 Exchange Street
                           Geneva, New York  14456

         To the Executive: Leslie J. Zornow
                           3416 Middle Cheshire Road
                           Canandaigua, New York  14424

     8. Amendment; Waiver. No provisions of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing signed by the Executive and such officer or officers as may be specifically designated by the Board of Directors of the Employer to sign on its behalf. No waiver by any party hereto at any time of any breach by any other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

     9. Governing Law. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the United States where applicable and otherwise the substantive laws of the State of New York (without regard to its principles of conflict of laws)..

     10. Nature of Employment and Obligations.

     (a) Nothing contained herein shall be deemed to create other than a terminable at will employment relationship between the Employer and the Executive, and the Employer may terminate the Executive's employment at any time and for any reason: provided that a termination occurring following a Change in Control shall be subject to the provision of any payments specified herein in accordance with the terms hereof.

     (b) Nothing contained herein shall create or require the Employer to create a trust of any kind to fund any benefits which may be payable hereunder, and to the extent that the Executive acquires a right to receive benefits from the Employer hereunder, such right shall be no greater than the right of any unsecured general creditor of the Employer.

     11. Term of Agreement. This Agreement shall have a rolling three-year term, commencing on the date first above written and shall be deemed automatically, without further action, to extend each day for an additional day such that the remaining term of this Agreement shall continue to be three years. However, within 30 days prior to the first anniversary of the date first above written and within 30 days prior to each anniversary thereafter, the Board of Directors of the Employer shall consider (with appropriate corporate documentation thereof, and after taking into account all relevant factors, including Executive's performance as an employee) extension of the term of this Agreement, and the term of this Agreement shall continue to extend unless the Board of Directors of the Employer do not approve such renewal and provide written notice to the Executive of such event, with such written notice to be given not less than thirty (30) days following the date of any such anniversary, and provided further that, notwithstanding the foregoing to the contrary, this Agreement shall automatically terminate on the second anniversary of a Change in Control of the Employer.

     12. Headings. The section headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

     13. Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforeceability of any other provisions of this Agreement, which shall remain in full force and effect.

     14.   Counterparts.   This  Agreement  may  be  executed  in  one  or  more
counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

     15. Regulatory Prohibition. Notwithstanding any other provision of this Agreement to the contrary, any payments made to the Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon their compliance with 12 U.S.C.ss.1828(k) and any regulations promulgated thereunder.

     16. Regulatory Actions. The following provisions shall be applicable to the parties to the extent that they are required to be included in agreements between a savings association and its employees pursuant to Section 563.39(b) of the Regulations Applicable to All Savings Associations, 12 C.F.R. ss.563.39(b), or any successor thereto, and shall be controlling in the event of a conflict with any other provision of this Agreement.

     (a) If Executive is suspended from office and/or temporarily prohibited from participating in the conduct of the Employer's affairs pursuant to notice served under Section 8(e)(3) or Section 8(g)(1) of the Federal Deposit Insurance Act ("FDIA")(12 U.S.C. ss.ss.1818(e)(3) and 1818(g)(1)), the Employer'
obligations under this Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Employer may, in its discretion: (i) pay Executive all or part of the compensation withheld while its obligations under this Agreement were suspended, and (ii) reinstate (in whole or in part) any of its obligations which were suspended.

     (b) If Executive is removed from office and/or permanently prohibited from participating in the conduct of the Employer's affairs by an order issued under
Section 8(e)(4) or Section 8(g)(1) of the FDIA (12 U.S.C. ss.ss.1818(e)(4) and 1818(g)(1)), all obligations of the Employer under this Agreement shall terminate as of the effective date of the order, but vested rights of the Executive and the Employer as of the date of termination shall not be affected.

     (c) If the Employer is in default, as defined in Section 3(x)(1) of the FDIA (12 U.S.C. ss.1813(x)(1)), all obligations under this Agreement shall terminate as of the date of default, but vested rights of the Executive and the Employer as of the date of termination shall not be affected.

     (d) All obligations under this Agreement shall be terminated pursuant to 12 C.F.R. ss.563.39(b)(5) (except to the extent that it is determined that continuation of the Agreement for the continued operation of the Employer is necessary): (i) by the Director of the Office of Thrift Supervision ("OTS"), or his/her designee, at the time the Federal Deposit Insurance Corporation ("FDIC") or Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of the Employer under the authority contained in Section 13(c) of the FDIA (12 U.S.C. ss.1823(c)); or (ii) by the Director of the OTS, or his/her designee, at the time the Director or his/her designee approves a supervisory merger to resolve problems related to operation of the Employer or when the Employer is determined by the Director of the OTS to be in an unsafe or unsound condition, but vested rights of the Executive and Employer as of the date of termination shall not be affected.

     17. Entire Agreement. This Agreement sets forth the entire agreement of the parties with respect to the subject matter hereof, and supersedes all prior agreements, arrangements and understandings, written or oral, of the parties with respect to the subject matter hereof.

     IN WITNESS WHEREOF, this Agreement has been executed as of the date first above written.

                                         FINGER LAKES FINANCIAL CORP.



                                             By:  /s/ G. Thomas Bowers
                                                  --------------------------
                                                  G. Thomas Bowers
                                                  Chairman, President & CEO





                                                  /s/ Leslie J. Zornow
                                                  ---------------------------
                                                  Leslie J. Zornow

(1) Incorporated by reference to Exhibits B and C of the Company's previously filed proxy statement relating to its Annual Meeting of Shareholders' held on April 23, 1998

(2) Incorporated by reference to the application for Approval of a Minority Stock Issuance by aSavings Association Subsidiary of a Mutual Holding Company on Form MIIC-2 filed by the Bank with the Office of Thrift Supervision on December 17, 1993, as amended.

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

                                          FINGER LAKES FINANCIAL CORP.


Date: June 5, 2000                  By:   /s/ G. Thomas Bowers
                                          --------------------------------------
                                          G. Thomas Bowers
                                          President and Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:/s/ G. Thomas Bowers                       By:/s/ Michael J. Hanna
   ----------------------------------------      -------------------------------
      G. Thomas Bowers, President, Chief           Michael J. Hanna, Director
        Executive Officer and Director
      (Principal Executive Officer)

Date: June 5, 2000                            Date: June 5, 2000


By:/s/ Chris M. Hansen                        By:/s/ Richard J. Harrison
   ----------------------------------------      -------------------------------
      Chris M. Hansen, Director                    Richard J. Harrison, Director

Date: June 5, 2000                            Date: June 5, 2000


By:/s/ Bernard G. Lynch                       By:/s/ James E. Hunter
   ----------------------------------------      -------------------------------
      Bernard G. Lynch, Director                   James E. Hunter, Director

Date: June 5, 2000                            Date: June 5, 2000


By:/s/ Arthur W. Pearce                       By:/s/ Ronald C. Long
   ----------------------------------------      -------------------------------
      Arthur W. Pearce, Director                   Ronald C. Long, Director

Date: June 5, 2000                            Date: June 5, 2000


By:/s/ Terry L. Hammond                       By:/s/ Joan C. Rogers
   ----------------------------------------      -------------------------------
      Terry L. Hammond, Chief Financial            Joan C. Rogers, Director
          Officer

Date: June 5, 2000                            Date: June 5, 2000


By:/s/ Ralph Springstead
   ----------------------------------------
      Ralph Springstead, Director


Date: June 5, 2000