Form 10-Q
period 2000-06-30
FINGER LAKES FINANCIAL CORP
filed 2000-08-14
CIK 1062423

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                     ---------------------------------------

                                    FORM 10-Q

                                   (Mark One)

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         |X|      SECURITIES EXCHANGE ACT OF 1934
         ---

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2000
                                                 -------------

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         ---

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

                  Number of shares of common stock outstanding
                               as of June 30, 2000

        COMMON STOCK, $.01 PAR VALUE                 3,570,000
        ----------------------------                 ---------
                    Class                           Outstanding

                          FINGER LAKES FINANCIAL CORP.

                                    Form 10-Q

                                      INDEX

                                                                           Page

Part I -  FINANCIAL INFORMATION

     Item 1 - Financial Statements (unaudited):

              Consolidated Statements of Financial Condition
                 at June 30, 2000 and December 31, 1999                       3

              Consolidated  Statements of Income
                 for the three and six month periods ended
                 June 30, 2000 and June 30, 1999                              4

              Consolidated  Statements of Cash Flows
                 for the six month periods ended
                 June 30, 2000 and June 30, 1999                           5, 6

              Consolidated  Statements of Changes in Stockholders'
                 Equity for the six month period ended June 30, 2000          7

              Notes to Consolidated Financial Statements                   8, 9

     Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations          10 - 14

     Item 3 - Quantitative & Qualitative Disclosure about
                 Market Risk                                                 15

Part II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                              16
     Item 2 - Changes in Securities and Use of Proceeds                      16
     Item 3 - Defaults Upon Senior Securities                                16
     Item 4 - Submission of Matters to a Vote of Security Holders            16
     Item 5 - Other Information                                              16
     Item 6 - Exhibits and Reports on Form 8-K                               16

     Signatures                                                              17

Item 1 - Financial Statements

                          FINGER LAKES FINANCIAL CORP.
                          ----------------------------
                 Consolidated Statements of Financial Condition
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                              June 30,                          December 31,
                                                                              --------                          ------------
                                                                                2000                                1999
                                                                                ----                                ----
         Assets
         ------
         Cash and due from banks                                        $       4,964                                 6,095
         Securities available for sale, at fair value                         120,025                               118,750
         Securities held to maturity, fair value
              of $1,573 at June 30, 2000 and
              $1,567 at December 31, 1999                                       1,593                                 1,593

         Loans                                                                164,951                               160,204
                  Less allowance for loan losses                                1,400                                 1,349
                                                                        -----------------                 --------------------
         Net loans                                                            163,551                               158,855

         Accrued interest receivable                                            2,238                                 2,180
         Federal Home Loan Bank Stock, at cost                                  3,523                                 3,523
         Premises and equipment, net                                            4,487                                 4,149
         Other assets                                                           6,621                                 6,096
                                                                        -----------------                 --------------------
                  Total assets                                          $     307,002                               301,241
                                                                        =================                 ====================

         Liabilities and Stockholders' Equity
         ------------------------------------
         Liabilities:
              Deposits                                                  $     219,749                               208,132
              Advances from Federal Home Loan Bank                             63,759                                69,960
              Other liabilities                                                 3,757                                 3,770
                                                                        -----------------                 --------------------
                  Total liabilities                                           287,265                               281,862
                                                                        -----------------                 --------------------

         Stockholders' Equity:
              Preferred Stock; authorized 10,000,000
                shares; issued and outstanding - none                             ---                                   ---
              Common Stock, $.01 par value; 20,000,000
                shares authorized; 3,570,000 shares
                issued and outstanding                                             36                                    36
              Additional paid-in capital                                        4,794                                 4,787
              Retained earnings                                                18,498                                18,262
              Accumulated other comprehensive loss                             (3,428)                               (3,525)
              Unallocated shares of ESOP                                         (163)                                 (181)
                                                                        -----------------                 --------------------

                  Total stockholders' equity                                   19,737                                 19,379
                                                                        -----------------                 --------------------

         Total liabilities and stockholders' equity                     $     307,002                               301,241
                                                                        =================                 ====================

         See accompanying notes to consolidated financial statements

                          FINGER LAKES FINANCIAL CORP.
                          ----------------------------
                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)

                                                            Three Months                             Six Months
                                                           Ended June 30,                          Ended June 30,
                                                           --------------                          --------------

                                                     2000                1999                 2000                 1999
                                               -----------------    ----------------     ----------------     ----------------

      Interest income:
           Loans                               $      3,346               2,984                6,560                5,902
           Securities                                 2,129               2,002                4,242                3,954
           Other                                         11                   1                   19                    2
                                               ----------------    ---------------     ---------------     ---------------
                                                      5,486               4,987               10,821                9,858
                                               ----------------    ---------------     ---------------     ---------------

      Interest expense:
           Deposits                                   2,331               2,165                4,526                4,337
           Borrowings                                   999                 785                1,979                1,523
                                               ----------------    ---------------     ---------------     ---------------
                                                      3,330               2,950                6,505                5,860
                                               ----------------    ---------------     ---------------     ---------------

               Net interest income                    2,156               2,037                4,316                3,998

      Provision for loan losses                          30                  50                   90                  125
                                               ----------------    ---------------     ---------------     ---------------

      Net interest income after provision
           for loan losses                            2,126               1,987                4,226                3,873
                                               ----------------    ---------------     ---------------     ---------------

      Non interest income:
           Service charges and other fee
             income                                     245                 259                  465                  475
           Net gain on sale of securities                --                  67                   --                   73
           Net gain on sale of loans                     16                  37                   46                  118
                                               ----------------    ---------------     ---------------     ---------------
                                                        261                 363                  511                  666
                                               ----------------    ---------------     ---------------     ---------------

      Non interest expenses:
           Salaries and employee benefits               946                 875                1,898                1,754
           Office occupancy and equipment               409                 341                  791                  683
           Deposit insurance premiums                    11                  29                   22                   60
           Professional fees                             88                  97                  191                  181
           Marketing and advertising                    137                  96                  192                  135
           Data processing                               48                  31                   93                   68
           Provision for environmental
             remediation                                 30                  25                  180                   25
           Real estate owned                             17                  17                   35                   38
           Other                                        360                 339                  727                  640
                                               ----------------    ---------------     ---------------     ---------------
                                                      2,046               1,850                4,129                3,584
                                               ----------------    ---------------     ---------------     ---------------

      Income before income tax expense                  341                 500                  608                  955

      Income tax expense                                127                 200                  230                  382
                                               ----------------    ---------------     ---------------     ---------------

      Net income                               $        214                 300                  378                  573
                                               ================    ===============     ===============     ===============
      Net income per common share - basic      $       0.06                0.08                 0.11                 0.16
                                               ================    ===============     ===============     ===============

      Net income per common share-diluted      $       0.06                0.08                 0.11                 0.16
                                               ================    ===============     ===============     ===============

      See accompanying notes to consolidated financial statements

                          FINGER LAKES FINANCIAL CORP.
                          ----------------------------
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                                                 Six Months
                                                                               Ended June 30,
                                                                               --------------
                                                                         2000                 1999
                                                                    ----------------     ----------------
      Cash flows from operating activities:
      Net income                                                    $       378                  573
        Adjustments to reconcile net income
        to net cash provided  (used) by
        operating activities:
           Depreciation and amortization                                     356                 332
           Amortization of loan fees,
             discounts and premiums                                         (290)                 20
           Provision for loan losses                                          90                 125
           Provision for environmental remediation                           180                  25
           Net gain on sale of securities                                     --                 (73)
           Net gain on sale of loans                                         (46)               (118)
           Net loss from sale of real estate
             owned                                                            23                   2
           Proceeds from sale of loans held for sale                       2,577               9,114
           Loans originated for sale                                      (2,732)             (8,823)
           Increase in accrued interest
             receivable                                                      (58)               (129)
           Decrease (increase) in other assets                              (415)                  2
           Decrease in other liabilities                                    (168)                  4
                                                                       -------------        -------------
      Net cash provided (used) by operating activities                      (105)              1,054
                                                                       -------------        -------------

      Cash flows from investing activities:
        Proceeds from maturities of and principal
           collected on securities available for
           sale                                                            4,902              18,493
        Proceeds from maturities of and
           principal collected on securities
           held to maturity                                                   --               2,000
        Proceeds from sales of securities
           available for sale                                                 50              18,211
        Purchases of securities available for
           sale                                                           (6,051)            (43,516)
        Purchase of securities held to
            maturity                                                          --                (264)
        Loans originated and purchased                                   (16,331)            (28,028)
        Principal collected on loans                                      11,538              20,904
        Proceeds from sale of real estate owned                              284                  57
        Purchases of FHLB stock                                               --                (265)
        Purchases of premise and equipment, net                             (693)               (137)
                                                                       -------------        -------------
      Net cash used in investing activities                               (6,301)            (12,545)
                                                                       -------------        -------------

                                                 (continued)

                          FINGER LAKES FINANCIAL CORP.
                          ----------------------------
                Consolidated Statements of Cash Flows, continued
                                 (in thousands)
                                   (unaudited)

                                                                                 Six Months
                                                                               Ended June 30,
                                                                               --------------
                                                                         2000                 1999
                                                                    ----------------     ----------------

      Cash flows from financing activities:
        Net increase in savings and demand
           accounts                                                 $     3,555                 1,490
        Net increase in time deposits                                     8,061                 3,089
        Net decrease in short term advances from FHLB                      (700)               (3,500)
        Long term advances from FHLB                                     15,000                10,000
        Repayments of long term advances from FHLB                      (20,500)                 (470)
        Dividends on common stock                                          (141)                 (141)
                                                                       -------------      -------------

      Net cash provided by financing activities
                                                                          5,275                10,468
                                                                       -------------      -------------

      Net decrease in cash and cash equivalents
                                                                         (1,131)               (1,023)


      Cash and cash equivalents at beginning of
        period                                                            6,095                 4,375
                                                                       -------------      -------------

      Cash and cash equivalents at end of
        period                                                      $     4,964                 3,352
                                                                       =============      =============

      Supplemental disclosure of cash flow information: Cash paid during the period for:

           Interest                                                 $     6,583                 5,831
           Income taxes                                                     305                   240

      Non-cash investing activities:
        Transfer of loans to real estate owned                      $       213                   210


See accompanying notes to consolidated financial statements

                          FINGER LAKES FINANCIAL CORP.
            Consolidated Statement of Changes in Stockholders' Equity
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                   Additional
                                                     Common        Paid - in      Retained
                                                      Stock         Capital       Earnings
                                                      -----         --------      --------
Balance at December 31, 1999                     $     36          4,787            18,262

Comprehensive income:
  Net income                                           --             --               378

  Change in net unrealized losses on
       securities, net of taxes                        --             --                --

Total comprehensive income



Allocation of shares under ESOP                        --              7                --

Cash dividends declared, $.12 per share*
                                                       --             --              (142)
                                                      ---            ---            ------

Balance at June 30, 2000                         $     36          4,794            18,498
                                                 ========          =====            ======

                                         Accumulated Other
                                          Comprehensive          Unallocated
                                               Loss             Shares of ESOP           Total
                                               ----             --------------          ------
Balance at December 31, 1999                 (3,525)                  (181)             19,379

Comprehensive income:
  Net income                                     --                      --                378

  Change in net unrealized losses on
       securities, net of taxes                  97                      --                 97
                                                                                          ----
Total comprehensive income
                                                                                           474
                                                                                          ----
Allocation of shares under ESOP                  --                      18                 25

Cash dividends declared, $.12 per share*         --                      --               (142)
                                             ------                  ------             ------

                                             (3,428)                   (163)            19,737
Balance at June 30, 2000                     ======                  ======             ======


*Finger Lakes Financial Corporation, M.H.C., which owns 2,389,948 shares of stock in the Company, waived receipt of its dividend thereby reducing the actual dividend payment to the amount shown above. The amount of dividends waived by the mutual holding company was $286,800 for the six months ended June 30, 2000.

See accompanying notes to consolidated financial statements.

FINGER LAKES FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1)      BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments consisting of only normal recurring adjustments or accruals which are necessary for a fair presentation of the financial statements have been made at and for the six months ended June 30, 2000 and 1999. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results which may be expected for an entire fiscal year.

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

         On January 31, 2000, the Mutual Holding Company adopted a Plan of Conversion and Reorganization to convert from a federally chartered mutual holding company to a state chartered capital stock holding company. Contemporaneously with the Conversion and Reorganization, the 66.9% interest (2,389,948 common shares) in the Company presently held by the Mutual Holding Company will be sold in a public stock offering. The proposed Plan of Conversion and Reorganization is subject to approval by the Office of Thrift Supervision ("OTS") and by at least a majority of the votes eligible to be cast either in person or by proxy by members of the Mutual Holding Company at a meeting at which the Plan of Conversion and Reorganization will be presented. December 31, 1998 has been established as the eligibility record date for determining the eligible account holders entitled to receive nontransferable subscription rights to subscribe for the conversion stock. The Reorganization will be accounted for as a change in corporate form with no resulting change in the historical basis of the Company's assets, liabilities and equity. In the event that the Reorganization and Offering are not successfully completed, the costs incurred in connection with the Reorganization and Offering will be expensed at the time that the unsuccessful completion is determined. As of June 30, 2000, the Company had incurred approximately $263,000 of stock issuance costs which are included in other assets.

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

(3)      NET INCOME PER SHARE
         --------------------

         Basic net income per share for the three and six month periods ended June 30, 2000 and 1999 was computed by dividing net income by the weighted average number of total common shares outstanding during the period, excluding unallocated ESOP shares. Diluted earnings per share reflects the effects of common stock issuable upon exercise of dilutive options and stock grants.

         The following is a summary of the net income per share calculation (in thousands, except net income per share):


                                                For the three months                     For the six months
                                                Ended June 30, 2000                     Ended June 30, 2000
                                                -------------------                     -------------------

                                            Basic               Diluted               Basic               Diluted
                                            -----               -------               -----               -------
Net Income                             $       214                  214          $       378                  378
                                       ---------------     ---------------     ---------------    ----------------

Weighted average shares                      3,539                3,539                3,539                3,539
Stock options                                  ---                    1                  ---                    1
                                       ---------------     ---------------     ---------------    ----------------

Total weighted average shares                3,539                3,540                3,539                3,540
                                       ===============     ===============     ===============    ================
Net Income Per Share                   $      0.06                 0.06          $      0.11                 0.11
                                       ===============     ===============     ===============    ================


                                                For the three months                     For the six months
                                                Ended June 30, 1999                     Ended June 30, 1999
                                                -------------------                     -------------------

                                            Basic               Diluted               Basic               Diluted
                                            -----               -------               -----               -------
Net Income                             $       300                  300          $       573                  573
                                       ---------------     ---------------     ---------------    ----------------

Weighted average shares                      3,532                3,532                3,532                3,532
Stock options                                  ---                   27                  ---                   28
                                       ---------------     ---------------     ---------------    ----------------

Total weighted average shares                3,532                3,559                3,532                3,560
                                       ===============     ===============     ===============    ================

Net Income Per Share                   $      0.08                 0.08          $      0.16                 0.16
                                       ===============     ===============     ===============    ================


(4)      DIVIDENDS
         ---------

         On December 31, 1999 the Mutual Holding Company notified the OTS of its intention to waive the right to receive dividends on its shares of the Company's common stock for the four-quarter period beginning with the quarter ended December 31, 1999. The Company declared a regular cash dividend of $.06 per share on July 17, 2000, payable August 11, 2000 to stockholders of record July 31, 2000.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
-------

On March 28, 2000, Finger Lakes Financial Corp., M.H.C., the Company's M.H.C. parent, filed an application with the Office of Thrift Supervision to convert from mutual to stock form. As part of this transaction, a new holding company parent, Finger Lakes Bancorp, Inc. was incorporated and would raise approximately $10 million in additional capital in a public offering. Existing shareholders would receive shares in the new company pursuant to an exchange ratio established by an independent appraiser. While there can be no assurance that the second step conversion and related public offering will be completed, the Company expects to receive the required regulatory approvals during the third calendar quarter of 2000. (See Note (2) of Notes to Consolidated Financial Status.)

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2000 AND DECEMBER 31, 1999
------------------------------------------------------------------------

Total assets as of June 30, 2000 were $307.0 million, an increase of $5.8 million or 1.9% from December 31, 1999. The increase was due primarily to a $4.7 million or 3.0% increase in the loan portfolio, and an increase of $1.3 million or 1.1% in the securities available for sale, partially offset by a decrease in cash and cash equivalents of $1.1 million or 18.6%. With continued emphasis on lending activities, residential and commercial mortgage loans increased by $464,000, home equity loans increased by $817,000, other consumer loans increased by $572,000 and commercial business loans increased by $2.9 million. Securities classified as available for sale at June 30, 2000 were $120.0 million, an increase of $1.3 million from December 31, 1999, while securities classified as held to maturity at June 30, 2000 were $1.6 million, unchanged from December 31, 1999. The increase in securities available for sale is a result of purchases of $6.1 million, partially offset by amortizations and prepayments $4.9 million. Unrealized losses on securities available for sale decreased $97,000 to $3.4 million, net of deferred taxes. The decrease of $1.1 million in cash and cash equivalents is the direct result of the higher level of funds at December 31, 1999, which was deemed prudent as part of Year 2000 contingency planning.

The growth in assets during the first six months of 2000 was funded by an $11.6 million increase in total deposits. Savings and demand deposits decreased by $3.6 million while certificates of deposit increased by $8.1 million. Advances from the Federal Home Loan Bank of New York ("FHLB") decreased by $6.2 million or 8.9% during the first six months of 2000, due to the ability to satisfy funding needs through deposit growth.

Stockholders' equity totaled $19.7 million as of June 30, 2000, as compared to $19.4 million as of December 31, 1999. Changes in stockholders' equity included net income of $378,000, a decrease of $97,000 in unrealized losses on securities available for sale, net of related deferred income taxes, and a dividend distribution of $142,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2000
AND 1999

GENERAL
Net income for the quarter ended June 30, 2000 amounted to $214,000 or $.06 per diluted share, compared to net income of $300,000, or $.08 per diluted share for the quarter ended June 30, 1999. The decline in net income is primarily attributable to a decrease of $102,000 in other operating income and an increase of $196,000 in other operating expenses, partially offset by an increase of $119,000 in net interest income and a decrease of $73,000 in income tax expense.

NET INTEREST INCOME
Net interest income is determined by our interest rate spread (i.e., the difference between yields earned on our interest-earning assets and interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income amounted to $2.2 million for the three month period ended June 30, 2000, an increase of $119,000 from the same period last year. The average interest rate spread for the three month period ended June 30, 2000 was 2.74% versus 2.73% during the same period in 1999. The average yield on interest-earning assets increased 31 basis points, while the average cost of interest-bearing liabilities increased 30 basis points.

INTEREST INCOME
Total interest income for the three month period ended June 30, 2000 amounted to $5.5 million, an increase of $499,000 from the same period in 1999. The average yield on earning assets increased to 7.47% during the three months ended June 30, 2000 compared to 7.16% in the same period of 1999. Interest income on loans for the three months ended June 30, 2000 amounted to $3.3 million, an increase of $362,000 from the same period in 1999. The improvement was attributable to both loan growth, as the average total outstanding loan balance increased by $12.2 million to $164.4 million and the average yield increased to 8.19% from 7.86% during the same period last year. Interest income on securities for the three months ended June 30, 2000 amounted to $2.1 million, an increase of $127,000 from the same period last year. This increase was attributed to both the growth in the portfolio, as the average outstanding securities balance increased by $3.0 million to $130.1 million (at amortized cost), and an increase in the yield, as the yield increased 26 basis points to 6.58%.

INTEREST EXPENSE
Total interest expense for the three months ended June 30, 2000 was $3.3 million, an increase of $380,000 from the same period in 1999. For the second quarter of 2000, interest expense on deposits amounted to $2.3 million while interest expense on borrowed funds amounted to $999,000. Interest expense on deposits increased $166,000 as the average deposits increased $8.5 million to $216.0 million and the average cost increased 16 basis points to 4.34%. Interest expense on borrowings increased $214,000, from $785,000 to $999,000 from the same quarter last year, due to a $7.3 million increase in average outstanding borrowings and a 72 basis point increase in the average cost of borrowed funds to 5.98% for the three months ended June 30, 2000, versus 5.26% for the same period last year.

PROVISION FOR LOAN LOSSES
The provision for loan losses amounted to $30,000 for the three months ended June 30, 2000, a decrease of $20,000 from the prior year's quarter. The allowance for loan losses amounted to $1.4 million as of June 30, 2000 or 0.85% of total loans outstanding and 337.35% of non-performing loans. The reduction in the provision reflects the continued trend of improvement in the credit quality of the loan portfolio. Non-performing loans decreased from $587,000 as of December 31, 1999 to $415,000 as of June 30, 2000. Management reviews the adequacy of the allowance for loan losses quarterly through an asset classification and review process and an analysis of the level of loan delinquencies and general market and economic conditions. The increase in the allowance for loan losses reflects the overall increase in the loan portfolio despite the continued improvement in asset quality.

NONINTEREST  INCOME
Noninterest income, consisting primarily of service charges on deposit accounts, loan servicing fees, income from the sale of annuities and mutual funds, and gains and losses on loans and securities sold, was $261,000 for the three months ended June 30, 2000, a decrease of $102,000 or 28.1% compared to the second quarter of 1999. Service charges and other fee income was $245,000 for the three months ended June 30, 2000, a decrease of $14,000 over the same period in 1999. This decline is primarily attributable to a reduction of $47,000 in income derived from the sale of annuities and mutual funds, partially offset by increases in service fees on deposit and loan products of $35,000. There were no gains on sales of securities during the second quarter of 2000, as compared to $67,000 in 1999. Net gains on sales of loans were $16,000 for the three months ended June 30, 2000, as compared to $37,000 in for the same period in 1999, reflecting lower levels of loan sales.

NONINTEREST EXPENSE
Noninterest expense amounted to $2.0 million for the three months ended June 30, 2000, an increase of $196,000 or 10.6% from the same period last year. The current quarter includes a $30,000 provision for environmental remediation which reflects additional costs associated with design change expected to be completed in response to recent comments from the DEC. An increase of $71,000 in salaries and employee benefits expense was primarily the result of annual salary increases for employees of our Company, and the hiring of staff for our newest branch office in Auburn, which opened in April, 2000. An increase of $68,000 in office occupancy and equipment expense was primarily the result of occupancy costs relating to the new branch office in Auburn, as well as expansion into a temporary operations center to meet the growing needs of our company. Deposit insurance premiums were $11,000, as compared to $29,000 for the same period last year, reflecting the change in federal deposit insurance rates that took effect January 1, 2000 for thrifts. Professional fees decreased $9,000 or 9.3% from the same period last year, due to a reduced need for legal services relating to real estate owned. Marketing expenses increased $41,000 during the second quarter of 2000 to $137,000 for the same period this year, primarily due to strategic marketing campaigns directed at our new branch office in Auburn. Data processing expense amounted to $48,000, an increase of $17,000 or 54.8%. This increase is primarily the result of additional data communications costs associated with our new branch office, and data communications upgrades at two branches in Ithaca, New York. Other noninterest expenses, which includes primarily travel and entertainment, training, office supplies, telecommunications, loan servicing expenses, and contributions, increased $21,000 or 6.2% from the same period last year. This increase is primarily related to higher costs associated with telephone usage, an increase in retainer fees paid to our board directors, increases in ATM processing costs, and additional expenditures in travel and mileage costs as they relate to the new branch in Auburn.

INCOME TAXES
We recorded income tax expense of $127,000 for the three months ended June 30, 2000 on income before tax for the period of $341,000, reflecting an effective tax rate of 37.2%. For the same period in 1999, the effective rate was 40.0%.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

GENERAL
-------

Net income for the first six months ended on June 30, 2000 amounted to $378,000 or $0.11 per diluted share compared to net income of $573,000 or $0.16 per diluted share for the six months ended June 30, 1999. This is a decrease of $195,000 or $0.05 per diluted share. The decline in net income is primarily attributable to a $180,000 provision on a foreclosed property requiring environmental remediation. In December 1999, the Bank received approval for a Voluntary Cleanup Agreement and Work Plan for the former laundry and dry cleaning property from the DEC. While negotiations are continuing with the DEC on the final Design and Construction Plan for this project, the reserve covers projected costs associated with design changes expected to be completed in response to recent comments from the DEC. At June 30, 2000, the Company had a total of $782,000 accrued in other liabilities for the estimated remediation costs. Management believes that the recorded liability is adequate to cover known costs in connection with this matter. A final review and determination from the DEC is still pending.

NET INTEREST INCOME
Net interest income for the six-month period ended on June 30, 2000 was $4.3 million, an increase of $318,000 from last year. The average interest rate spread for the six-month period ended June 30, 2000 was 2.75% versus 2.72% during the same period in 1999, an increase of 3 basis points. The average yield on interest-earning assets increased 22 basis points, while the average cost of interest-bearing liabilities increased by 19 basis points.

INTEREST INCOME
Total interest income for the six-month period ended on June 30, 2000 was $10.8 million, an increase of $963,000 from the same period in 1999. The average yield on earning assets increased to 7.41% during the first six months of 2000 compared to 7.19% in the same period in 1999. Interest income on loans for the six-month period ended June 30, 2000 amounted to $6.6 million, an increase of $658,000 compared to June 30, 1999. The improvement was attributable to both loan growth, as the average total outstanding loan balance increased by $12.6 million, for a total of $162.8 million for the six-months ended on June 30, 2000, and average yield, as the yield increased 18 basis points to 8.10%. Interest income on securities for the six-month period ended June 30, 2000 was $4.2 million, an increase of $288,000 from the same period last year. This increase was attributed to both the growth in the portfolio, as the average outstanding securities balance increased by $3.9 million to $130.1 million (at amortized cost), and an increase in the yield, as the yield increased 24 basis points to 6.56%.

INTEREST EXPENSE
Total interest expense for the six months ended on June 30, 2000 was $6.5 million, an increase of $645,000 from the same period 1999. Interest expense on deposits for the six-months ended on June 30, 2000 amounted to $4.5 million, an increase of $189,000 from 1999. This increase was attributable to an increase in deposits, as average deposits increased by $7.3 million. Additionally, the average cost of deposits increased 2 basis points, to 4.27%. Interest expense on borrowings for the six-month period ended on June 30, 2000 amounted to $2.0 million, an increase of $456,000 from the same period last year. This increase is due to an increase of $9.5 million in average outstanding borrowings, as well as a 60 basis point increase in the cost of borrowed funds to 5.88%.

PROVISION FOR LOAN LOSSES
The provision for loan losses amounted to $90,000 for the six-month period ended on June 30, 2000, a decrease of $35,000 from the same period during 1999. The reduction in the provision reflects the continued trend of improvement in the credit quality of the total loan portfolio. Non-performing loans decreased from $587,000 as of December 31, 1999 to $415,000 as of June 30, 2000. Management reviews the adequacy of the allowance for loan losses quarterly through an asset classification and review process and an analysis of the level of loan delinquencies and general market and economic conditions.

NON-INTEREST INCOME
Non-interest income totaled $511,000 for the six-month period ended June 30, 2000, a decrease of $155,000 or 23.3% from the same period in 1999. Service charges and other fee income for the six-month period ended June 30, 2000 amounted to $465,000, a decrease of $10,000 from 1999. This is due primarily to a reduction of $90,000 derived from the sale of investment products, partially offset by increases in service fees on deposit and loan products of $82,000. The net gain on the sale of securities for the six-month period ended June 30, 2000 decreased $73,000 from 1999, due to no sales during the current year. The net gain on the sale of loans for the six-month period ended on June 30, 2000 amounted to $46,000, a decrease of $72,000. This is attributable to lower sales volumes during 2000.

NON-INTEREST EXPENSE
Non-interest expense amounted to $4.1 million for the six-month period ended June 30, 2000, an increase of $545,000 from the $3.6 million spent in 1999. The six months ended June 30, 2000 includes a $180,000 provision for environmental remediation which reflects additional costs associated with design change expected to be completed in response to recent comments from the DEC. The increase of $144,000 from $1.8 million in 1999 to $1.9 million in 2000 in salaries and employee benefits expenses was primarily the result of annual salary increases for employees of our company, as well as staffing a new branch office in Auburn, New York. Office occupancy and equipment for the six-month period ended June 30, 2000 was $791,000, an increase of $108,000 from 1999. This expense was primarily the result of our expansion into a temporary operations center to meet the growing needs of our company, as well as cost related to the new Auburn branch. Deposit insurance premiums for the six-month period ended June 30, 2000 was $22,000, a decrease of $38,000 from the same period last year, reflecting the change in federal deposit insurance rates that took effect on January 1,2000 for thrifts. Professional fees for the six-month period ended June 30, 2000 were $191,000, an increase of $10,000 from the same period last year, due to increased professional support of our information technology infrastructure. Marketing and advertising expenses totaled $192,000 for the six-month period ended June 30, 2000, an increase of $57,000 from the same period last year, primarily due to strategic marketing campaigns directed at our new branch office in Auburn. Data processing expenses for the six-month period ended June 30, 2000 were $93,000, an increase of $25,000 from the same period last year, which is primarily the result of additional data communications costs associated with our new branch office, and data communications upgrades at two Ithaca branches. Other non-interest expenses, which includes primarily travel and entertainment, training, office supplies, telecommunications, loan servicing expenses and contributions, increased $87,000 from the same period last year. This increase is primarily related to higher costs associated with telephone usage, an increase in retainer fees paid to our board of directors, increases in ATM processing costs, and additional expenditures in travel and mileage costs as they relate to the new branch in Auburn.

INCOME TAXES
We recorded income tax expense of $230,000 for the six-months ended June 30, 2000, on income before tax of $608,000, reflecting an effective tax rate of 37.8%. For the same period in 1999, the effective tax rate was 40.0%

FORWARD-LOOKING STATEMENTS
This report may contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and assumptions made by management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seems", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, actual results may differ materially from those expressed or forecast in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information or otherwise.

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

The Company's interest rate risk management is the responsibility of the Asset/Liability Management Committee (ALCO), which reports to the Board of Directors. The committee, comprised of senior management, has developed policies to measure, manage, and monitor interest rate risk. Interest rate risk arises from a variety of factors, including differences in the timing between the contractual maturity or repricing of the Company's assets and liabilities. For example, the Company's net interest income is affected by changes in the level of market interest rates as the repricing characteristics of its loans and other assets do not necessarily match those of its deposits, borrowings and capital.

The OTS requires the Company to measure interest rate risk by computing estimated changes in the net portfolio value ("NPV") of cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. These computations estimate the effect on NPV of sudden and sustained 100 to 300 basis point increases and decreases in market interest rates. The Company's board of directors has adopted an interest rate risk policy which establishes minimum NPV ratios (i.e. the ratio of NPV to the present value of assets) in the event of 100, 200 and 300 basis point increases and decreases in market interest rates. The following table sets forth those policy guidelines and certain calculations, based on information provided to the Company by the OTS, with respect to the sensitivity of NPV to changes in market interest rates at March 31, 2000 (date of latest available data):


      BASIS                    ESTIMATED NET PORTFOLIO VALUE                     NPV A % OF PV OF ASSETS
      POINT                    -----------------------------                     -----------------------
      CHANGE
     IN RATES
     --------
                                                                                                 BASIS POINTS
                          $ AMOUNT         $ CHANGE          % CHANGE         NPV RATIO             CHANGE
                          --------         --------          --------         ---------             ------
                                                         (Dollars in Thousands)

+300                 $        9,545         (14,946)             (61)%             3.37%        $  (463) bp
+200                         14,855          (9,636)             (39)              5.10            (290) bp
+100                         19,608          (4,883)             (20)              6.57            (143) bp
   -                         24,491              -                 -               8.00               -
-100                         27,513           3,022               12               8.82              82 bp
-200                         28,162           3,671               15               8.93              93 bp
-300                         27,549           3,058               12               8.67              66 bp

As shown by the table, increases in interest rates will significantly decrease our NPV, while decreases in interest rates will result in much smaller net increases in our NPV. The table suggests that in the event of a 200 basis point change in interest rates, we would experience a decrease in NPV as a percentage of assets to 5.10% from 8.00% in a rising interest rate environment and an increase in NPV as a percentage of assets to 8.93% from 8.00% in a decreasing interest rate environment.

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

PART II:  OTHER INFORMATION

         Item 1   Legal Proceedings
                  -----------------
                  None

         Item 2   Changes in Securities and Use of Proceeds
                  -----------------------------------------
                  None

         Item 3   Defaults Upon Senior Securities
                  -------------------------------
                  None

         Item 4   Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  (a) An annual meeting of shareholders of the Company was held on June 22, 2000 ("Annual Meeting")
                  (b) Not applicable
                  (c) There were 3,399,013 shares of common stock of the company represented either in person or by proxy at the annual meeting, which constituted a quorum. There were 3,570,000 shares of common stock eligible to be voted on each of the proposals.

                      (1)     Election of directors for a three-year term

                                                         For           Withheld
                                                         ---           --------
                              Michael J. Hanna        3,285,006         114,007
                              James E. Hunter         3,287,106         111,907
                              Ronald C. Long          3,287,106         111,907

                      In addition, the following directors are continuing in office:

                              G. Thomas Bowers           Bernard G. Lynch
                              Chris M. Hansen            Arthur W. Pearce
                              Richard J. Harrison        Joan C. Rogers

                       (2) Proposal to ratify the appointment of KPMG LLP as the Company's independent auditors for the year ending December 31, 2000.

                                     For            Against           Abstained
                                     ---            -------           ---------
                                  3,396,813           300              1,500

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

Date:    August 14, 2000            By: /s/G. Thomas Bowers
                                        -------------------
                                        G. Thomas Bowers
                                        Chairman, President and Chief
                                        Executive Officer

Date:    August 14, 2000            By: /s/Terry L. Hammond
                                        -------------------
                                        Terry L. Hammond
                                        Executive Vice President and
                                        Chief Financial Officer