Form 10-Q
period 2000-09-30
FINGER LAKES FINANCIAL CORP
filed 2000-11-14
CIK 1062423

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                     ---------------------------------------

                                    FORM 10-Q

                                   (Mark One)

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE |X| SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                               ------------------

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        COMMISSION FILE NUMBER 000-24809

                          FINGER LAKES FINANCIAL CORP.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

        UNITED STATES                                    16-1551047
-------------------------------                    ----------------------------
(State or other jurisdiction of                         (I.R.S. Employer
(Incorporation or organization)                       Identification Number)

 470 EXCHANGE STREET, GENEVA, NEW YORK                       14456
---------------------------------------                    ----------
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code:  (315) 789-3838
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

                  Number of shares of common stock outstanding
                            as of September 30, 2000

COMMON STOCK, $.01 PAR VALUE                                3,570,000
----------------------------                                ---------
              Class                                        Outstanding

                          FINGER LAKES FINANCIAL CORP.

                                    Form 10-Q

                                      INDEX

                                                                                                         Page
         PART I -  FINANCIAL INFORMATION

                  Item 1 - Financial Statements (unaudited):

                           Consolidated Statements of Financial Condition
                                    at September 30, 2000 and December 31, 1999                           3

                           Consolidated  Statements of Income
                                    for the three and nine month periods ended
                                    September 30, 2000 and September 30, 1999                             4

                           Consolidated  Statements of Cash Flows
                                    for the nine month periods ended
                                    September 30, 2000 and September 30, 1999                             5, 6

                           Consolidated Statements of Changes in Stockholders' Equity
                                    for the nine month period ended September 30, 2000                    7

                           Notes to Consolidated Financial Statements                                     8, 9

                  Item 2 -  Management's Discussion and Analysis of
                                    Financial Condition and Results of Operations                         9 - 13

                  Item 3 - Quantitative & Qualitative Disclosure about
                                    Market Risk                                                           14

                  Recent Accounting Pronouncements                                                        15

         PART II -  OTHER INFORMATION

                  Item 1 - Legal Proceedings                                                              16
                  Item 2 - Changes in Securities and Use of Proceeds                                      16
                  Item 3 - Defaults Upon Senior Securities                                                16
                  Item 4 - Submission of Matters to a Vote of Security Holders                            16
                  Item 5 - Other Information                                                              16
                  Item 6 - Exhibits and Reports on Form 8-K                                               16

                  Signatures                                                                              17

Item 1 - Financial Statements

                          FINGER LAKES FINANCIAL CORP.

                 Consolidated Statements of Financial Condition
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                  September 30,  December 31,
                                                      2000           1999
                                                  -------------  ------------
Assets
------

Cash and due from banks                            $   4,083           6,095
Securities available for sale, at fair value         122,353         118,750
Securities held to maturity, fair value
     of $1,573 at September 30, 2000 and
     $1,567 at December 31, 1999                       1,593           1,593

Loans                                                170,254         160,204
         Less allowance for loan losses                1,452           1,349
                                                   ---------       ---------
Net loans                                            168,802         158,855

Accrued interest receivable                            2,531           2,180
Federal Home Loan Bank Stock, at cost                  3,523           3,523
Premises and equipment, net                            4,442           4,149
Other assets                                           6,673           6,096
                                                   ---------       ---------
         Total assets                              $ 314,000         301,241
                                                   =========       =========

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:

     Deposits                                      $ 229,514         208,132
     Advances from Federal Home Loan Bank             60,303          69,960
     Other liabilities                                 3,594           3,770
                                                   ---------       ---------
         Total liabilities                           293,411         281,862
                                                   ---------       ---------

Stockholders' Equity:
     Preferred Stock; authorized 10,000,000
       shares; issued and outstanding - none            --              --
     Common Stock, $.01 par value; 20,000,000
       shares authorized; 3,570,000 shares
       issued and outstanding                             36              36
     Additional paid-in capital                        4,798           4,787
     Retained earnings                                18,667          18,262
     Accumulated other comprehensive loss             (2,758)         (3,525)
     Unallocated shares of ESOP                         (154)           (181)
                                                   ---------       ---------
         Total stockholders' equity                   20,589          19,379
                                                   ---------       ---------
Total liabilities and stockholders' equity         $ 314,000         301,241
                                                   =========       =========


See accompanying notes to consolidated financial statements

                          FINGER LAKES FINANCIAL CORP.

                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)

                                                                   Three Months             Nine Months
                                                                Ended September 30,      Ended September 30,
                                                                -------------------      -------------------
                                                                  2000        1999        2000        1999
                                                                 ------      ------      ------      ------
Interest income:
     Loans                                                       $3,475       3,086      10,035       8,988
     Securities                                                   2,240       2,121       6,482       6,075
     Other                                                            2           1          21           3
                                                                 ------      ------      ------      ------
                                                                  5,717       5,208      16,538      15,066
                                                                 ------      ------      ------      ------
Interest expense:
     Deposits                                                     2,582       2,179       7,108       6,516
     Borrowings                                                     986         871       2,965       2,394
                                                                 ------      ------      ------      ------
                                                                  3,568       3,050      10,073       8,910
                                                                 ------      ------      ------      ------
         Net interest income                                      2,149       2,158       6,465       6,156

Provision for loan losses                                            60          35         150         160
                                                                 ------      ------      ------      ------
Net interest income after provision
     for loan losses                                              2,089       2,123       6,315       5,996
                                                                 ------      ------      ------      ------
Non interest income:
     Service charges and other fee
      income                                                        242         261         706         745
     Net gain on sale of securities                                --             4        --            77
     Net gain on sale of loans                                       21          42          68         160
                                                                 ------      ------      ------      ------
                                                                    263         316         774         982
                                                                 ------      ------      ------      ------
Non interest expenses:

     Salaries and employee benefits                                 944         858       2,842       2,612
     Office occupancy and equipment                                 407         349       1,197       1,032
     Deposit insurance premiums                                      11          30          32          90
     Professional fees                                               82          89         272         270
     Marketing and advertising                                       79          64         270         199
     Data processing                                                 44          46         138         113
       Provision for environmental
           remediation                                             --            25         180          51
     Real estate owned                                                4          30          40          67
     Other                                                          392         315       1,122         956
                                                                 ------      ------      ------      ------
                                                                  1,963       1,806       6,093       5,390
                                                                 ------      ------      ------      ------
Income before income tax expense                                    389         633         996       1,588

Income tax expense                                                  149         260         378         642
                                                                 ------      ------      ------      ------
Net income                                                       $  240         373         618         946
                                                                 ======      ======      ======      ======
Net income per common share - basic                              $  .07         .11         .17         .27
                                                                 ======      ======      ======      ======
Net income per common share-diluted                              $  .07         .10         .17         .27
                                                                 ======      ======      ======      ======

See accompanying notes to consolidated financial statements

]




                          FINGER LAKES FINANCIAL CORP.

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                            Nine Months
                                                         Ended September 30,
                                                        2000           1999
                                                      --------       --------
Cash flows from operating activities:
Net income                                            $    617            946
  Adjustments to reconcile net income
  to net cash used by operating
  activities:
     Depreciation and amortization                         545            499
     Amortization of fees, discounts
       and premiums                                         60             22
     Provision for loan losses                             150            160
     Provision for environmental remediation               180           --
   Net loss (gain) on sale of securities                    --            (77)
     Net gain on sale of loans                             (68)          (160)
     Net loss from sale of real estate owned                23              6
     Proceeds from sale of loans held for sale           3,780         11,292
     Loans originated for sale                          (3,807)       (15,262)
     Increase in accrued interest receivable              (351)          (348)
     Increase in other assets                           (1,211)          (139)
     Increase (decrease) in other liabilities             (318)            81
                                                      --------       --------

Net cash used by operating activities                     (400)        (2,980)
                                                      --------       --------
Cash flows from investing activities:
  Proceeds from maturities of and principal
     collected on securities available for
     sale                                                7,459         22,821
  Proceeds from maturities of and principal
     collected on securities held to
     maturity                                             --            4,005
  Proceeds from sales of securities
     available for sale                                    747         16,360
  Purchases of securities available for sale
                                                       (10,541)       (51,330)
  Purchase of securities held to
      maturity                                            --             (868)
  Loans originated and purchased                       (27,796)       (35,046)
  Principal collected on loans                          17,559         27,475
  Proceeds from sale of real estate owned                  284            189
  Purchases of FHLB stock                                 --             (474)
  Purchases of premise and equipment, net                 (837)          (195)
                                                      --------       --------
Net cash used in investing activities                  (13,125)       (17,063)
                                                      --------       --------

                                   (continued)

                          FINGER LAKES FINANCIAL CORP.

                Consolidated Statements of Cash Flows, continued
                                 (in thousands)
                                   (unaudited)

                                                                                Nine Months
                                                                              Ended September 30,
                                                                              2000           1999
                                                                            --------       --------
Cash flows from financing activities:
  Net increase in savings and demand
     accounts                                                               $  3,413          4,509
  Net increase in time deposits                                               17,969          2,514
  Net decrease in short term advances from FHLB                              (13,900)          --
  Long term advances from FHLB                                                 5,000        133,100
  Repayments of long term advances from FHLB                                    (757)      (119,911)
  Dividends on common stock                                                     (212)          (214)
                                                                            --------       --------
Net cash provided by financing activities                                     11,513         19,998
                                                                            --------       --------
Net decrease in cash and cash equivalents
                                                                              (2,012)           (45)
Cash and cash equivalents at beginning of
  period                                                                       6,095          4,375
                                                                            --------       --------
Cash and cash equivalents at end of
  period                                                                    $  4,083          4,330
                                                                            ========       ========
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
     Interest                                                               $ 10,256          8,917
     Income taxes                                                                400            316

Non-cash investing activities:
  Transfer of loans to real estate owned                                    $    264            210



See accompanying notes to consolidated financial statements

                          FINGER LAKES FINANCIAL CORP.

            Consolidated Statement of Changes in Stockholders' Equity
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                          Additional             Accumulated Other
                                              Common      Paid - in    Retained    Comprehensive     Unallocated
                                               Stock       Capital     Earnings         Loss         Shares of ESOP   Total
                                               -----       -------     --------         ----         --------------   -----
Balance at December 31, 1999                  $    36        4,787       18,262        (3,525)             (181)       19,379

Comprehensive income:
  Net income                                     --           --            617          --                --             617
  Change in net unrealized losses on
       securities, net of taxes                  --           --           --             767              --             767
                                                                                                                          ---
Total comprehensive income                                                                                              1,384
                                                                                                                      -------
Allocation of shares under ESOP                  --             11         --            --                  27            38

Cash dividends declared, $.18 per share*         --           --           (212)         --                --            (212)
                                              -------      -------      -------       -------           -------       -------

Balance at September 30, 2000                 $    36        4,798       18,667        (2,758)             (154)       20,589
                                              =======      =======      =======       =======           =======       =======

*Finger Lakes Financial Corporation, M.H.C., which owns 2,389,948 shares of stock in the Company, waived receipt of its dividend thereby reducing the actual dividend payment to the amount shown above. The amount of dividends waived by the mutual holding company was $430,200 for the nine months ended September 30, 2000.

See accompanying notes to consolidated financial statements.

FINGER LAKES FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1)      BASIS OF PRESENTATION

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments consisting of only normal recurring adjustments or accruals which are necessary for a fair presentation of the financial statements have been made at and for the nine months ended September 30, 2000 and 1999. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

(2)      PLAN OF CONVERSION AND REORGANIZATION

         On January 31, 2000, the Mutual Holding Company adopted a Plan of Conversion and Reorganization to convert from a federally chartered mutual holding company to a Delaware chartered capital stock holding company. Contemporaneously with the Conversion and Reorganization, the 66.9% interest (2,389,948 common shares) in the Company presently held by the Mutual Holding Company will be sold in a public stock offering. The proposed Plan of Conversion and Reorganization is subject to approval by the Office of Thrift Supervision ("OTS") and by at least a majority of the votes eligible to be cast either in person or by proxy by members of the Mutual Holding Company at a meeting at which the Plan of Conversion and Reorganization will be presented. December 31, 1998 has been established as the eligibility record date for determining the eligible account holders entitled to receive nontransferable subscription rights to subscribe for the conversion stock. The Reorganization will be accounted for as a change in corporate form with no resulting change in the historical basis of the Company's assets, liabilities and equity. In the event that the Reorganization and Offering are not successfully completed, the costs incurred in connection with the Reorganization and Offering will be expensed at the time that the unsuccessful completion is determined. As of September 30, 2000, the Company had incurred approximately $375,000 of stock issuance costs, which are included in other assets.

(3)      NET INCOME PER SHARE

         Basic net income per share for the three and nine month periods ended September 30, 2000 and 1999 was computed by dividing net income by the weighted average number of total common shares outstanding during the period, excluding unallocated ESOP shares. Diluted earnings per share reflects the effects of common stock issuable upon exercise of dilutive options and stock grants.

The following is a summary of the net income per share calculation (in thousands, except net income per share):

                                                           For the three months          For the nine months
                                                         Ended September 30, 2000     Ended September 30, 2000
                                                         -----------------------      ------------------------
                                                          Basic         Diluted         Basic         Diluted
                                                          -----         -------         -----         -------
Net income                                                $  240            240         $  617            617
                                                          ------         ------         ------         ------
Weighted average shares                                    3,539          3,539          3,539          3,539
Stock options                                               --             --             --                1
                                                          ------         ------         ------         ------
Total weighted average shares                              3,539          3,539          3,539          3,540
                                                          ======         ======         ======         ======
Net income per share                                      $  .07            .07         $  .17            .17
                                                          ======         ======         ======         ======


                                      For the three months          For the nine months
                                     Ended September 30, 1999       Ended September 30, 1999
                                     ------------------------       ------------------------
                                      Basic         Diluted         Basic          Diluted
                                      ------         ------         ------         ------
Net income                            $  373            373         $  946            946
                                      ------         ------         ------         ------
Weighted average shares                3,532          3,532          3,532          3,532
Stock options                           --               17           --               23
                                      ------         ------         ------         ------
Total weighted average shares          3,532          3,549          3,532          3.555
                                      ======         ======         ======         ======
Net income per share                  $  .11            .10         $  .27            .27
                                      ======         ======         ======         ======

(4)      DIVIDENDS

         On December 31, 1999 the Mutual Holding Company notified the OTS of its intention to waive the right to receive dividends on its shares of the Company's common stock for the four-quarter period beginning with the quarter ended December 31, 1999. The Company declared a regular cash dividend of $.06 per share on October 16, 2000, payable November 10, 2000 to stockholders of record October 27, 2000.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

On March 28, 2000, Finger Lakes Financial Corp., M.H.C., the Company's M.H.C. parent, filed an application with the Office of Thrift Supervision to convert from mutual to stock form. As part of this transaction, a new holding company parent, Finger Lakes Bancorp, Inc. was incorporated and would raise approximately $10 million in additional capital in a public offering. Existing shareholders would receive shares in the new company pursuant to an exchange ratio established by an independent appraiser. While there can be no assurance that the second step conversion and related public offering will be completed, the Company expects to receive the required regulatory approvals during the third calendar quarter of 2000. (See Note (2) of Notes to Consolidated Financial Statements.)

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

Total assets as of September 30, 2000 were $314.0 million, an increase of $12.8 million or 4.2% from December 31, 1999. The increase was due primarily to a $10.1 million or 6.3% increase in total loans, and an increase of $3.6 million or 3.0% in securities available for sale, partially offset by a decrease in cash and cash equivalents of $2.0 million. With continued emphasis on complementing our traditional mortgage lending with increased commercial business lending, commercial business loans increased by $3.5 million, residential and commercial mortgage loans increased by $1.9 million, home equity loans increased by $2.1 million, and other consumer loans increased by $2.5 million. The increase in securities available for sale is a result of purchases of $10.5 million, partially offset by amortizations and prepayments of $7.5 million. Unrealized losses on securities available for sale decreased $767,000 to $2.8 million, net of deferred taxes. The decrease of $2.0 million in cash and cash equivalents is the direct result of the higher level of cash at December 31, 1999, which was deemed prudent as part of Year 2000 contingency planning.

The growth in assets during the first nine months of 2000 was funded by a $21.3 million or 10.3% increase in total deposits. Savings deposits decreased by $900,000 while certificates of deposit and demand deposits increased by $20.5 million. Advances from the Federal Home Loan Bank of New York ("FHLB") decreased by $9.7 million or 13.8% during the first nine months of 2000, as funding needs were met through deposit growth.

Stockholders' equity totaled $20.6 million as of September 30, 2000, as compared to $19.4 million as of December 31, 1999. Changes in stockholders' equity included net income of $617,000, a decrease of $767,000 in unrealized losses on securities available for sale, net of related deferred income taxes, and dividend distributions of $212,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

GENERAL

Net income for the quarter ended September 30, 2000 amounted to $240,000 or $.07 per diluted share, compared to net income of $373,000, or $.10 per diluted share for the quarter ended September 30, 1999. The decline in net income is primarily attributable to a decrease of $44,000 in noninterest income and an increase of $166,000 in noninterest expenses, partially offset by a decrease of $111,000 in income tax expense.

NET INTEREST INCOME

Net interest income is determined by our interest rate spread (i.e., the difference between yields earned on our interest-earning assets and rates paid on our interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income amounted to $2.1 million for the three month period ended September 30, 2000, a decrease of $9,000 from the same period last year. The average interest rate spread for the three-month period ended September 30, 2000 was 2.62% versus 2.75% during the same period in 1999. The average yield on interest-earning assets increased 43 basis points from 7.16% to 7.59%, while the average cost of interest-bearing liabilities increased 56 basis points from 4.41% to 4.97%.

INTEREST INCOME

Total interest income for the three-month period ended September 30, 2000 amounted to $5.7 million, an increase of $509,000 from the same period in 1999. The average yield on earning assets increased to 7.59% during the three months ended September 30, 2000 compared to 7.16% in the same period of 1999. Interest income on loans for the three months ended September 30, 2000 amounted to $3.5 million, an increase of $389,000 from the same period in 1999. The improvement was attributable to both loan growth, as the average total outstanding loan balance increased by $11.4 million to $167.4 million and an increase in the average yield to 8.26% from 7.85% during the same period last year. Interest income on securities for the three months ended September 30, 2000 amounted to $2.2 million, an increase of $119,000 from the same period last year. This increase was attributed to primarily an increase in the yield on the portfolio, as the average yield increased 38 basis points to 6.74%, while the average outstanding securities balance (at amortized cost) remained essentially flat.

INTEREST EXPENSE

Total interest expense for the three months ended September 30, 2000 was $3.6 million, an increase of $518,000 from the same period in 1999. For the third quarter of 2000, interest expense on deposits amounted to $2.6 million while interest expense on borrowed funds amounted to $986,000. Interest expense on deposits increased $403,000 as average deposits increased $13.1 million to $224.4 million and the average cost of deposits increased 49 basis points to 4.58%. Interest expense on borrowings increased $115,000, from $871,000 to $986,000 from the same quarter last year, due primarily to an increase of 94 basis points to 6.39% in the average cost of borrowed funds, while average borrowed funds decreased $2.0 million to $61.4 million.

PROVISION FOR LOAN LOSSES

The provision for loan losses amounted to $60,000 for the three months ended September 30, 2000, an increase of $25,000 from the prior year's quarter reflecting continued growth in the loan portfolio, as well as increased originations of commercial business loans. The allowance for loan losses amounted to $1.5 million as of September 30, 2000 or 0.85% of total loans outstanding and 369% of non-performing loans. Non-performing loans decreased from $587,000 as of December 31, 1999 to $393,000 as of September 30, 2000. Management reviews the adequacy of the allowance for loan losses quarterly through an asset classification and review process and an analysis of the level of loan delinquencies and general market and economic conditions.

NONINTEREST  INCOME

Noninterest income, consisting primarily of service charges on deposit accounts, loan servicing fees, income from the sale of annuities and mutual funds, and gains and losses on loans and securities sold, was $263,000 for the three months ended September 30, 2000, a decrease of $44,000 or 14.3% compared to the third quarter of 1999. Service charges and other fee income was $242,000 for the three months ended September 30, 2000, a decrease of $19,000 over the same period in 1999. This decline is primarily attributable to a reduction of $33,000 in income derived from the sale of annuities and mutual funds. The decrease of $25,000 in net gains from the sale of loans and securities reflects lower levels of loan sales.

NONINTEREST EXPENSE

Noninterest expense amounted to $2.0 million for the three months ended September 30, 2000, an increase of $166,000 or 9.2% from the same period last year. An increase of $87,000 in salaries and employee benefits expense was primarily the result of annual salary increases and the hiring of staff for our newest branch office in Auburn, which opened in April, 2000. An increase of $58,000 in office occupancy and equipment expense was primarily the result of occupancy costs relating to the new branch office in Auburn, as well as expansion into a temporary operations center to meet the growing needs of our company. Deposit insurance premiums were $11,000, as compared to $30,000 for the same period last year, reflecting the change in federal deposit insurance rates that took effect January 1, 2000 for thrifts. Professional fees decreased $7,000 or 9.2% from the same period last year, due to a reduced need for legal services relating to real estate owned. Marketing expenses increased $15,000 during the third quarter of 2000 to $79,000, primarily due to strategic marketing campaigns directed at our new branch office in Auburn. Other noninterest expense increased $77,000 or 24.4% from the same period last year.

INCOME TAXES

Income tax expense for the three months ended September 30, 2000 was $149,000 on income before tax of $389,000, reflecting an effective tax rate of 38.3%. For the same period in 1999, the effective rate was 41.1%.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

GENERAL

Net income for the nine months ended September 30, 2000 amounted to $617,000 or $0.17 per diluted share compared to net income of $946,000 or $0.27 per diluted share for the nine months ended September 30, 1999, a decrease of $329,000 or $0.10 per diluted share. The decline in net income is attributable in part to provisions of $180,000 recorded in the first nine months of 2000 on a foreclosed property requiring environmental remediation compared to provisions of $50,000 in 1999. In December 1999, the Company received approval from the Department of Environmental Conservation (DEC) for a Voluntary Cleanup Agreement and Work Plan of the former laundry and dry cleaning property. Remediation in accordance with the work plan was started in August, and it is expected that this work will be completed by year end 2000. At September 30, 2000, the Company had $613,000 accrued in other liabilities for the estimated remediation costs. Management believes that the recorded liability is adequate to cover known costs in connection with this matter.

NET INTEREST INCOME

Net interest income for the nine-month period ended on September 30, 2000 was $6.5 million, an increase of $309,000 from last year. The average interest rate spread for the nine-month period ended September 30, 2000 was 2.70% versus 2.73% during the same period in 1999, a decrease of 3 basis points. The average yield on interest-earning assets increased 28 basis points, while the average cost of interest-bearing liabilities increased by 31 basis points.

INTEREST INCOME

Total interest income for the nine-month period ended on September 30, 2000 was $16.5 million, an increase of $1.5 million from the same period in 1999. The average yield on earning assets increased to 7.47% during the first nine months of 2000 compared to 7.19% in the same period in 1999. Interest income on loans for the nine-month period ended September 30, 2000 amounted to $10.0 million, an increase of $1.0 million compared to September 30, 1999. This increase was attributable to both loan growth, as the average total outstanding loan balance increased by $12.2 million, to a total of $164.4 million for the nine-months ended on September 30, 2000, and an increase in the average yield on the portfolio, as the yield increased 26 basis points to 8.16%. Interest income on securities for the nine-month period ended September 30, 2000 was $6.5 million, an increase of $407,000 from the same period last year. This increase was attributable to both growth in the portfolio, as the average outstanding securities balance increased by $3.3 million to $131.5 million (at amortized cost), and an increase in yield, which increased 27 basis points to 6.61%.

INTEREST EXPENSE

Total interest expense for the nine months ended on September 30, 2000 was $10.0 million, an increase of $1.2 million from the same period 1999. Interest expense on deposits for the nine-months ended on September 30, 2000 amounted to $7.1 million, an increase of $592,000 from 1999. This increase was attributable to an increase in deposits, as average deposits increased by $9.2 million. Additionally, the average cost of deposits increased 18 basis points, to 4.39%. Interest expense on borrowings for the nine-month period ended on September 30, 2000 amounted to $3.0 million, an increase of $571,000 from the same period last year. This increase is due to an increase of $5.6 million in average outstanding borrowings, as well as a 70 basis point increase in the cost of borrowed funds to 6.04%.

PROVISION FOR LOAN LOSSES

The provision for loan losses amounted to $150,000 for the nine-month period ended September 30, 2000, a decrease of $10,000 from the same period during 1999. Non-performing loans decreased from $587,000 as of December 31, 1999 to $393,000 as of September 30, 2000. Management reviews the adequacy of the allowance for loan losses quarterly through an asset classification and review process and an analysis of the level of loan delinquencies and general market and economic conditions.

NONINTEREST INCOME

Non-interest income totaled $774,000 for the nine-month period ended September 30, 2000, a decrease of $199,000 or 20.5% from the same period in 1999. Service charges and other fee income for the nine-month period ended September 30, 2000 amounted to $706,000, a decrease of $39,000 from 1999. This is due primarily to a reduction of $122,000 derived from the sale of investment products, partially offset by increases in service fees on deposit and loan products of $95,000. The net gain on the sale of securities for the nine-month period ended September 30, 1999 was $77,000 in comparison to none for the current year. The net gain on the sale of loans for the nine-month period ended on September 30, 2000 amounted to $68,000, a decrease of $93,000. This is attributable to lower sales volumes during 2000.

NONINTEREST EXPENSE

Non-interest expense amounted to $6.1 million for the nine-month period ended September 30, 2000, an increase of $712,000 from the same period in 1999. The nine months ended September 30, 2000 includes a $180,000 provision for environmental remediation on a foreclosed property, compared to $50,000 last year. An increase of $230,000 from $2.6 million in 1999 to $2.8 million in 2000 in salaries and employee benefits expenses was primarily the result of annual salary increases, as well as staffing a new branch office in Auburn, New York. Office occupancy and equipment for the nine-month period ended September 30, 2000 was $1.2 million, an increase of $165,000 from 1999. This expense was primarily the result of our expansion into a temporary operations center to meet the growing needs of our company, as well as costs related to the new Auburn branch. Deposit insurance premiums for the nine-month period ended September 30, 2000 was $32,000, a decrease of $58,000 from the same period last year, reflecting the change in federal deposit insurance rates that took effect on January 1, 2000 for thrifts. Professional fees for the nine-month period ended September 30, 2000 were $272,000, an increase of $2,000 from the same period last year. Marketing and advertising expenses totaled $270,000 for the nine-month period ended September 30, 2000, an increase of $71,000 from the same period last year, primarily due to strategic marketing campaigns directed at our new branch office in Auburn. Data processing expenses for the nine-month period ended September 30, 2000 were $138,000, an increase of $24,000 from the same period last year, which is primarily the result of additional data communications costs associated with our new branch office, and data communications upgrades. Other noninterest expense increased $176,000 from the same period last year.

INCOME TAXES

Income tax expense for the nine-months ended September 30, 2000 was $379,000, on income before tax of $996,000, reflecting an effective tax rate of 38.1%. For the same period in 1999, the effective tax rate was 40.4%

FORWARD-LOOKING STATEMENTS

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

The OTS requires the Company to measure interest rate risk by computing estimated changes in the net portfolio value ("NPV") of cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. These computations estimate the effect on NPV of sudden and sustained 100 to 300 basis point increases and decreases in market interest rates. The Company's board of directors has adopted an interest rate risk policy which establishes minimum NPV ratios (i.e. the ratio of NPV to the present value of assets) in the event of 100, 200 and 300 basis point increases and decreases in market interest rates. The following table sets forth those policy guidelines and certain calculations, based on information provided to the Company by the OTS, with respect to the sensitivity of NPV to changes in market interest rates at June 30, 2000 (date of latest available data):

                                 ESTIMATED NET PORTFOLIO VALUE                    NPV AS % OF PV OF ASSETS
   BASIS POINT                   -----------------------------                    ------------------------
      CHANGE                                                                                     BASIS POINTS
     IN RATES             $ AMOUNT         $ CHANGE          % CHANGE         NPV RATIO             CHANGE
                          --------         --------          --------         ---------             ------
                            (Dollars in Thousands)
       +300                 $10,371         (14,192)              (58)%             3.60%            (433) bp
       +200                  14,969          (9,594)              (39)              5.07             (286) bp
       +100                  19,704          (4,860)              (20)              6.52             (141) bp
        -                    24,563              -                 -                7.93               -
       -100                  27,976           3,413                14               8.86               93 bp
       -200                  28,167           3,603                15               8.84               91 bp
       -300                  27,538           2,975                12               8.58               65 bp

As shown by the table, increases in interest rates will significantly decrease our NPV, while decreases in interest rates will result in much smaller net increases in our NPV. The table suggests that in the event of a 200 basis point change in interest rates, we would experience a decrease in NPV as a percentage of assets to 5.07% from 7.93% in a rising interest rate environment and an increase in NPV as a percentage of assets to 8.84% from 7.93% in a decreasing interest rate environment.

The Board of Directors is responsible for reviewing asset liability management policies. On at least a quarterly basis, the Board reviews interest rate risk and trends, as well as liquidity and capital ratios and requirements. Management is responsible for administering the policies and determinations of the Board of Directors with respect to our asset and liability goals and strategies.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. This statement, as amended, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. This standard requires that all derivative financial instruments be measured at fair value and recognized in the statement of condition as either assets or liabilities. Changes in the fair value of the derivative financial instruments will be reported in either earnings or comprehensive income, depending on the use of the derivative and whether or not it qualifies for hedge accounting. Consequently, there may be increased volatility in net income and stockholders' equity on an ongoing basis as a result of accounting for derivatives in accordance with SFAS No. 133.

Management has estimated that if the Company had adopted SFAS No. 133 on September 30, 2000, the initial adoption would not have had a material effect on the Company's financial statements. Although management anticipates that adoption of this statement will not be material to the Company's financial statements, the effect of adoption on January 1, 2001 cannot be estimated with certainty at this time as it is subject to unknown variables at that date such as (1) actual derivatives and related hedge positions, (2) market values of derivatives and related hedged items, and (3) further ongoing interpretation of SFAS No. 133 by the FASB.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Services of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces identically titled SFAS No. 125 and carries forward most of SFAS No. 125's provisions without change. It does revise accounting standards for securitizations and certain other transfers of financial assets and collateral. The statement is generally applied prospectively to transactions and servicing activities occurring after March 31, 2001, although provisions with respect to collateral and certain disclosure requirements are effective for fiscal years ending after December 15, 2000. This statement is not expected to have a material impact on the consolidated financial statements of the Company.

PART II:  OTHER INFORMATION

         Item 1   Legal Proceedings
                  -----------------
                  None

         Item 2   Changes in Securities and Use of Proceeds
                  -----------------------------------------
                  None

         Item 3   Defaults Upon Senior Securities
                  -------------------------------
                  None

         Item 4   Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  None

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

Date:    November 14, 2000               By:      /s/ G. Thomas Bowers
                                                  -------------------
                                                  G. Thomas Bowers
                                                  Chairman, President and Chief
                                                  Executive Officer

Date:    November 14, 2000               By:      /s/ Terry L. Hammond
                                                  -------------------
                                                  Terry L. Hammond
                                                  Executive Vice President and
                                                  Chief Financial Officer